Form 10QSB
period 1996-03-31
AMPACE CORP
filed 1996-05-15
CIK 935678

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)


[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended         March 31, 1996
                                -----------------------------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from             to
                               -----------     ----------------

Commission file number          0-25352
                           -------------------

                              Ampace Corporation
- - -------------------------------------------------------------------------------
      (Exact name of Small Business Issuer as specified in its charter)


         Delaware                                        36-3988574
- - -------------------------------------------------------------------------------
(State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                    Identification No.)

             130 Mabry Hood Road, Suite 220, Knoxville, TN 37922
- - -------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                 423-691-5799
- - -------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

                                     N/A
- - -------------------------------------------------------------------------------
       (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X        No
      --------         ------------

        State the number of shares outstanding of each of the Issuer's classes
of common equity, as of the last practicable date:         2,800,000
                                                    -------------------------


     Traditional Small Business Disclosure Format (check one)

Yes        No    X
    -----     ------

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

See Financial Statements attached hereto


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

Ampace Corporation (the Company) was incorporated in November 1994 to create a national non-union full truckload transportation company. On February 24, 1995 the Company completed its first acquisition thereby commencing its transport operations. The Company's operations for the three months ended March 31, 1995 reflect general and administrative activity of the Company for the full period and the operations of the acquired company (Merchants Dutch Express, Inc. or MDX) from the acquisition date forward. Consequently, the significant increases in the Company's revenues and expenses for the quarter ending March 31, 1996 compared to the quarter ending March 31, 1995 are due to the first three months of 1995 including only one month's operating activity of MDX, compared with three months in 1996.

In management's opinion, a detailed discussion of the Company's operation results for the three months ending March 31, 1996 compared to those of the same period in 1995 is not meaningful because of the abbreviated operating results during 1995. Consequently, discussion of the Company's operations is based upon the general comparative differences between the three months ended March 31, 1996 and March 31, 1995 and the following proforma information prepared assuming (i) the initial capitalization of the Company's 1,450,000 shares (ii) the offering of 1,350,000 shares of common stock, and (iii) MDX had been acquired on January 1, 1995 and therefore contributed three months operations.


                          Proforma Three Months Ended

                         March 31, 1995    March 31, 1996
                         --------------    --------------

Revenues (000)               $5,662            $6,641
                             ======            ======

Net Income (000)                $18             $(57)
                             ======            ======
Income (loss) per share        $.01            $(.02)
                             ======            ======

Comparing the Company's proforma results of operations for first three months of 1996 versus the same period in 1995, revenues increased approximately 17%
from $5.7 million to $6.6 million.   This increase resulted primarily from
additional tractors and trailers in service during 1996 and a slight increase in the revenue per total mile driven. The Company operated 234 tractors as of March 31, 1996 compared to 203 in operation as of March 31, 1995.

Net income decreased from $18,000 for quarter ending March 31, 1995 to $57,000 loss for the same period during 1996. This decrease resulted primarily from additional expenses associated with the ongoing acquisition efforts of the Company.

Operationally, most expenses were comparable for the quarters ending March 31, 1995 and 1996 except those relating to equipment ownership and fuel. During 1994 MDX started the conversion from mostly rental equipment to company owned equipment. This process continued during 1995 and into 1996. This resulted in lower rent expense and higher depreciation, maintenance and operating expenses in 1996 compared to 1995. During January and February of 1995 and 1996, MDX experienced lower equipment utilization due to the in-processing of approximately 100 tractors in 1995 and to the slow freight demand in 1996. This lower utilization effectively increased fixed costs during the periods. Fuel prices started to increase late in the quarter ending March 31, 1996 resulting in higher fuel costs as compared to the same period during 1995. Partially offsetting these increases was a decrease in insurance costs which resulted from lower rates and better claims experience.

LIQUIDITY AND CAPITAL RESOURCES

On February 16, 1995 (the Effective Date), the Company completed an initial public offering for the sale of 1,200,000 shares of common stock (the Offering). The net proceeds from the Offering received by the Company on February 24, 1995 was approximately $6,680,000, net of Offering expenses of approximately $1,720,000. On March 15, 1995, the underwriters exercised an option to purchase an additional 150,000 shares of common stock under the same terms as the Offering to cover over-allotments. The net proceeds from this sale, received by the Company on March 15, 1995, was approximately $950,000 net of Offering expenses of approximately $105,000. The Company has utilized $3,500,000 of the net proceeds to acquire all outstanding stock of MDX. Additional proceeds from the Company's offering in 1995 have been used for operational needs at MDX and to support on-going acquisition efforts.

After the close of business on March 31, 1996 the Company through a newly formed subsidiary, purchased all of the stock of Amanday Express, Inc. ("Amanday") for cash of $1,000,000, 275,000 shares of Ampace common stock and a note payable to the seller in the amount of $100,000. This acquisition will be recorded effective April 1, 1996.

The Company obtained a $3 million line of credit late in 1995 which is secured by its accounts receivable. The line of credit may be used for general corporate purposes including acquisitions and is subject to certain financial covenants. Management believes that existing cash, operational cash flow and current credit facilities are sufficient to meet its need for working capital and expansion plans for 1996. The Company is currently in discussion with various financial institutions to secure additional credit facilities for future acquisitions.

ATTACHMENT - ITEM 1.  FINANCIAL STATEMENTS


                        AMPACE CORPORATION & SUBSIDIARY

                     Condensed Consolidated Balance Sheets

                     December 31, 1995 and March 31, 1996
                                  (Unaudited)


($000)                                             December 31,   March 31, 1996
                   ASSETS                             1995
                   ------                          ------------   --------------

Current assets:
  Cash and cash equivalents                          $   1,395           1,478
  Accounts receivable, net                               3,226           3,566
  Other current assets                                   1,027             430
                                                     ---------       ---------
    Total current assets                                 5,648           5,474

Property and equipment, net                             11,423          10,662

Other assets                                             1,330           1,319
                                                     ---------       ---------
    Total assets                                     $  18,401          17,455
                                                     =========       =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
Current liabilities:
  Current installments of long-term debt and
    capital lease obligations                            4,018           4,018
  Other current liabilities                              1,149           1,427
                                                     ---------       ---------
    Total current liabilities                            5,167           5,445

Long-term debt and capital lease obligations
  excluding current installments                         6,518           5,351
Other liabilities                                          378             378
                                                     ---------       ---------
    Total liabilities                                   12,063          11,174
                                                     ---------       ---------

Stockholders' equity:
  Common stock, $.0001 par value.  Authorized
    10,000,000 shares; issued and outstanding
    2,800,000 shares at December 31, 1995 and
    March 31, 1996                                         -               -
  Additional paid-in capital                             6,576           6,576
  Accumulated deficit                                     (238)           (295)
                                                     ---------       ---------
    Total stockholders' equity                           6,338           6,281
                                                     ---------       ---------
Commitments and contingencies
    Total liabilities and stockholders' equity       $  18,401          17,455
                                                     =========       =========

See accompanying notes to condensed consolidated financial statement.

                             AMPACE CORPORATION & SUBSIDIARY
                     Condensed Consolidated Statements of Operations
                        Three Months Ended March 31, 1995 and 1996
                                       (Unaudited)

                                                               1995               1996
                                                           -----------         -----------
Operating revenues                                         $     2,019               6,641

Salaries, wages and employee benefits                              761               2,725
Other operating expenses including general
  and administrative                                             1,073               3,817
                                                           -----------         -----------
    Total operating expenses                                     1,834               6,542
                                                           -----------         -----------

   Operating income                                                185                  99

Other income (deductions):
  Interest expense, net                                            (76)               (172)
                                                           -----------         -----------

  Income (loss) before taxes                                       109                 (73)

Income taxes                                                        36                 (16)
                                                           -----------         -----------

    Net income                                             $        73                 (57)
                                                           ===========         ===========

Weighted average common shares outstanding                   1,901,064           2,800,000
                                                           ===========         ===========

Income (loss) per share                                    $      0.04         $     (0.02)
                                                           ===========         ===========



See accompanying notes to consolidated financial statements

                             AMPACE CORPORATION & SUBSIDIARY
                            Condensed Statements of Cash Flow
                       Three Months Ended March 31, 1995 and 1996
                                       (Unaudited)

                                                                      1995              1996
                                                                    -------           ------
Operating activities:
  Net income (loss)                                                 $    73              (57)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                     282              837
      Changes in operating assets and liabilities:
        Accounts receivable, net                                       (106)            (340)
        Other current assets                                            (26)             597
        Other current liabilities                                      (501)             278
                                                                    -------           ------
          Net cash provided (used) by operating activities             (278)           1,315
                                                                    -------           ------

Investing activities:
  Purchases of property and equipment                                    (6)             (65)
  Acquisition of net assets of subsidiary, net of
    cash acquired                                                    (3,031)               -
                                                                    -------           ------
          Net cash used by financing activities                      (3,037)             (65)
                                                                    -------           ------

Financing activities:
  Proceeds from sale of common stock, net of offering costs           7,763
  Principal payments on long-term debt and capital leases              (301)          (1,167)
                                                                    -------           ------
          Net cash provided by financing activities                   7,462           (1,167)
                                                                    -------           ------

Net increase in cash and cash equivalents                             4,147               83

Cash and cash equivalents at beginning of period                         69            1,395
                                                                    -------           ------

Cash and cash equivalents at end of period                          $ 4,216            1,478
                                                                    =======           ======

Supplementary disclosure of cash flow information:
  Interest paid                                                     $    89              191
                                                                    =======           ======
  Income taxes paid                                                 $   453               17
                                                                    =======           ======

See accompanying notes to consolidated financial statements

                        AMPACE CORPORATION & SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)


(1)  Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes, as filed with the Securities and Exchange Commission as part of the Company's Registration Statement on Form SB-2, dated December 22, 1994 and as amended on February 16, 1995, and the Company's 1995 Form 10-KSB.
      Results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

(2)  Initial Public Offering and Acquisition

      On February 16, 1995 (the Effective Date), the Company completed an initial public offering for the sale of 1,200,000 shares of common stock (the Offering). The net proceeds from the Offering, received by the Company on February 24, 1995, was approximately $6,680,000 net of Offering expenses of approximately $1,720,000. On March 15, 1995, the underwriters exercised an option to purchase an additional 150,000 shares of common stock under the same terms as the Offering to cover over-allotments. The net proceeds from this sale, received by the Company on March 15, 1995, was approximately $950,000 net of Offering expenses of approximately $105,000.

      Concurrent with the closing of the Offering, the Company purchased for $3,500,000 all of the capital stock of Merchant's Dutch Express, Inc. ("MDX"). The transaction was accounted for under the purchase method of accounting for business combinations. MDX's results of operations have been consolidated into Ampace's results of operations from the acquisition date forward.

(3)  Acquisition of Amanday Express, Inc.

      After close of business on March 31, 1996, the Company through a newly formed subsidiary, purchased all the common stock of Amanday Express, Inc. ("Amanday") for cash of $1,000,000, 275,000 shares of Ampace common stock and a note payable to the seller for $100,000. Amanday is a truckload carrier based in Asheboro, North Carolina. Separate financial statements along with proforma information for Amanday will be filed in a Form 8-K by May 30, 1996. The acquisition will be accounted for under the purchase method of accounting for business combinations. Effective with the second quarter of 1996, Amanday's operations will be included with those of Ampace.

(4)  Proforma Information

      The following proforma information gives effect to the (i) the initial capitalization of the Company's 1,450,000 shares (ii) the offering of 1,350,000 shares of common stock, and (iii) the acquisition referred to in Footnote (2), as if the transaction had occurred on January 1, 1995. The proforma adjustments reflect the interest earned on the Offering proceeds not applied to the acquisition, the increase in depreciation charges from a step-up in the fair market value of net assets acquired, and a decrease in interest charges from a revaluation of capital leases acquired.


                          Proforma Three Months Ended
                         March 31, 1995    March 31, 1996
                         --------------    --------------
Revenues (000)               $5,662            $6,641
                             ======            ======
Net Income (000)                $18             $(57)
                             ======            ======
Income (loss) per share        $.01            $(.02)
                             ======            ======

                                    PART II
                               OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  Ampace Corporation

Date  May 10, 1996                BY:  /s/ Jay N. Taylor
- - ------------------                     --------------------------------------
                                       Jay N. Taylor, Chief Executive Officer

Date  May 10, 1996                BY:  /s/ Bruce W. Jones
                                       --------------------------------------
                                       Bruce W. Jones, Chief Financial Officer