Form 10QSB
period 1996-06-30
AMPACE CORP
filed 1996-08-14
CIK 935678

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)


/X/      Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the quarterly period ended  June 30, 1996
                                            -------------

             Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from                     to
                               ------------------     ----------------------

Commission file number 0-25352
                       -----------------------------------------------------

                              Ampace Corporation
- ----------------------------------------------------------------------------
      (Exact name of Small Business Issuer as specified in its charter)

              Delaware                                          36-3988574
- --------------------------------------------------------------------------------
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)



              130 Mabry Hood Road, Suite 220, Knoxville, TN 37922
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                 423 691-5799
- --------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)



                                      N/A
- --------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X              No
      ----------              -----------

     State the number of shares outstanding of each of the Issuer's classes of common  equity, as of the last practicable date:  3,075,000
                                                     ---------------------------


     Traditional Small Business Disclosure Format (check one)

Yes            No      X
   ----------     ------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

See Financial Statements attached hereto


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following Management's Discussion and Analysis of Operation contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

RESULTS OF OPERATIONS

Ampace Corporation (the Company or Ampace) was incorporated in November 1994 to create a national non-union full truckload transportation company. On February 24, 1995 the Company completed its first acquisition thereby commencing its transport operations. The Company's operations for the six months ended June 30, 1995 reflect general and administrative activity of the Company for the full period and the operations of the acquired company (Merchants Dutch Express, Inc. or MDX) from the acquisition date forward. The significant increases in the Company's revenues and expenses for the six months and quarter ending June 30, 1996 compared to the same periods during 1995, are in part due to 1995 including only four month's operating activity of MDX, compared with six months in 1996 and in part to the completion of the Company's second acquisition (Amanday Express, Inc. or Amanday) effective April 1, 1996.

In management's opinion, a detailed discussion of the Company's operating results for the six months ending June 30, 1996 compared to those of the same period in 1995 is not meaningful because of the abbreviated operating results during 1995 and the 1996 second quarter acquisition. Consequently, discussion of the Company's operations is based upon the general comparative differences between the six months ended June 30, 1996 and June 30, 1995 and the following proforma information prepared assuming (i) the initial capitalization of the Company's 1,450,000 shares (ii) the offering of 1,350,000 shares of common stock, and (iii) MDX and Amanday had been acquired on January 1, 1995 and therefore contributed six months operations.

                           Proforma Six Months Ended

                                    June 30, 1995   June 30, 1996
                                    -------------   -------------
                Revenues (000)          $16,124       $16,503
                                         ======       =======

                Net income (000)         $  559       $   (73)
                                         ======       =======

                Income (loss) per share  $  .18       $  (.02)
                                         ======       =======



Comparing the Company's proforma results of operations for first six months of 1996 versus the same period in 1995, revenues increased approximately 2% from $16.1 million to $16.5 million. This increase resulted primarily from additional tractors and trailers in service during 1996 and a slight increase in the revenue per total mile driven. These increases were partially offset by a reduction in business with one of the Company's major customers during the three months ending June 30, 1996.

Net income decreased from $559,000 for six months ending June 30, 1995 to a $73,000 loss for the same period during 1996. This decrease resulted primarily from the additional expenses associated with Ampace's on-going acquisition efforts not present in the combined proforma results of MDX and Amanday during 1995, less freight demand and certain higher costs during 1996.

Operationally, expenses were comparable for the six months ending June 30, 1995 and 1996 except those relating to equipment ownership and fuel, and those sensitive to asset utilization. During 1994 MDX started the conversion from mostly rental equipment to company owned equipment. This process continued during 1995 and into 1996. This change resulted in lower rent expense and higher depreciation, maintenance and operating expenses in 1996 compared to 1995. During 1996, MDX experienced lower equipment utilization due to slow freight demand. This lower utilization effectively increased fixed costs during the periods. Fuel prices started to increase in late February 1996 and stayed at high levels through out the remainder of the period ending June 30, 1996. The result was higher fuel costs as compared to the same period during 1995. Partially offsetting these increases was a decrease in insurance costs which resulted from lower rates and better claims experience.

In late May 1996, due to rate requirements, the Company lost a material portion of its business with a major customer. This business is currently being replaced with more profitable freight. The transition had an adverse affect on the Company's June 1996 financial results and is expected to affect future earnings for a portion of the quarter ending September 30, 1996.



LIQUIDITY AND CAPITAL RESOURCES

On February 16, 1995 (the Effective Date), the Company completed an initial public offering for the sale of 1,200,000 shares of common stock (the Offering). The net proceeds from the Offering, received by the Company on February 24, 1995, was approximately $6,680,000, net of Offering expenses of approximately $1,720,000. On March 15, 1995, the underwriters exercised an option to purchase an additional 150,000 shares of common stock under the same terms as the Offering to cover over-allotments. The net proceeds from this sale, received by the Company on March 15, 1995, was approximately $950,000 net of Offering expenses of approximately $105,000. The Company has utilized $3,500,000 and $1,000,000 of the net proceeds to acquire all the outstanding stock of MDX and Amanday, respectfully. Additional proceeds from the Company's offering in 1995 have been used for operational needs at MDX and to support on-going acquisition efforts.

After the close of business on March 31, 1996 the Company through a newly formed subsidiary, purchased all the stock of Amanday Express, Inc. ("Amanday") for cash of $1,000,000, 275,000 shares of Ampace common stock and a note payable to the seller in the amount of $100,000. This acquisition was recorded effective April 1, 1996.

The Company obtained a $3 million line of credit late in 1995 which is secured by its accounts receivable. The line of credit may be used for general corporate purposes including acquisitions and is subject to certain financial covenants. Management believes that existing cash, operational cash flow and current credit facilities are sufficient to meet its need for working capital and internal expansion plans for 1996. The Company is currently in discussion with various financial institutions to secure additional capital for future acquisitions.

                                    PART II
                               OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  The Company filed on May 14, 1996 a report dated
                 May 9, 1996 on Form 8-K disclosing the completion of the acquisition of all the common stock of Amanday Express, Inc.

            (b)  The Company filed on May 29, 1996 a report dated
                 May 28, 1996 on Form 8-K which included separate financial statements along with proforma information for Amanday Express, Inc.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        Ampace Corporation


Date  August 9, 1996    BY:     /s/ Jay N. Taylor
                               -------------------------------------------
                               Jay N. Taylor, Chief Executive Officer

Date  August 9, 1996    BY:    /s/ Bruce W. Jones
                               -------------------------------------------
                               Bruce W. Jones, Chief Financial Officer

Attachment- Item 1. Financial Statements

                      AMPACE CORPORATION & SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                     December 31, 1995 and June 30, 1996
                                 (Unaudited)

($000)                                                December 31,      June 30,
                                                          1995           1996
                      Assets                          ------------      --------

Current assets:
  Cash and cash equivalents                           $   1,395         $    689
  Accounts receivable, net                                3,226            3,721
  Other current assets                                    1,027              726
                                                       --------        ---------
                                                        $ 5,648         $  5,136
      Total current assets                             --------        ---------


Property and equipment, net                              11,423           12,666

Other assets                                              1,330            2,009
                                                       --------        ---------
                                                         18,401           19,811
                                                       ========        =========

                      Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term debt and
    capital lease obligations                             4,018            4,696
  Other current liabilities                               1,149            1,468
                                                       --------        ---------
      Total current liabilities                           5,167            6,164

Long-term debt and capital lease obligations
  excluding current installments                          6,518            5,544
Other liabilities                                           378              924
                                                       --------        ---------
      Total liabilities                                  12,063           12,632
                                                       --------        ---------

Stockholders' equity:
  Common stock, $.0001 par value.  Authorized
    10,000,000 shares; issued and outstanding
    2,800,000 shares at December 31, 1995 and
    3,075,000 shares at June 30, 1996
  Additional paid-in capital                              6,576            7,476
  Accumulated deficit                                      (238)            (297)

      Total stockholders' equity                          6,338            7,179

Commitments and contingencies
                                                       --------        ---------
                                                         18,401           19,811

See accompanying notes to condensed consolidated financial statements.

                      AMPACE CORPORATION & SUBSIDIARIES

               Condensed Consolidated Statements of Operations

                  Three Months Ended June 30, 1995 and 1996

                                 (Unaudited)

($000 except EPS)
                                                          1995             1996
                                                    ----------       ----------
Operating revenues                                  $    6,448            8,202

Salaries, wages and employee benefits                    2,353            3,200
Other operating expenses including general
  and administrative                                     3,658            4,766
                                                    ----------       ----------
  Total operating expenses                               6,011            7,966
                                                    ----------       ----------

  Operating income                                         437              236

Other income (deductions):
  Interest expense, net                                   (197)            (253)
                                                    ----------       ----------
  Income (loss) before taxes                               240              (17)


Income taxes                                                80              (21)
                                                    ==========       ==========

  Net income                                              $160                4

Weighted average common shares outstanding           2,800,000        3,100,000
                                                    ==========       ==========
Income (loss) per share                             $     0.06              .00
                                                    ==========       ==========


See accompanying notes to consolidated financial statements

                      AMPACE CORPORATION & SUBSIDIARIES

                      Condensed Statements of Cash Flows

                   Six Months Ended June 30, 1995 and 1996
                                 (Unaudited)

                                                              1995             1996
                                                             ------           ------
Operating activities:
  Net income (loss)                                        $   233              (59)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                          1,130            1,837
      Changes in operating assets and liabilities:
        Accounts receivable, net                              (407)            (135)
        Other assets                                          (512)             643
        Other liabilities                                     (274)             108
                                                            ------           ------
          Net cash provided (used) by operating activ          170            2,394
                                                            ------           ------

Investing activities:
  Purchases of property and equipment                          (31)             (65)
  Acquisition of net assets of subsidiary, net of
    cash acquired                                           (3,031)            (771)
                                                            ------           ------
          Net cash used by investing activities             (3,062)            (836)
                                                            ------           ------

Financing activities:
  Proceeds from sale of common stock, net of offering        7,658                0
  Payment of non-compete agreement                               0              (77)
  Principal payments on long-term debt and capital leases   (1,315)          (2,187)
                                                            ------           ------
        Net cash provided by financing activites             6,343           (2,264)
                                                            ------           ------
Net increase (decrease) in cash and cash equivalents         3,451             (706)

Cash and cash equivalents at beginning of period                69            1,395
                                                            ------            -----
Cash and cash equivalents at end of period                  $3,520              689
                                                            ======            =====
Supllementary disclosure of cash flow information:
  Interest paid                                               $369              457
                                                            ======             ====
  Income taxes paid                                           $480               17
                                                            ======             ====



See accompanying notes to consolidated financial statements.

                      AMPACE CORPORATION & SUBSIDIARIES

               Condensed Consolidated Statements of Operations

                   Six Months Ended June 30, 1995 and 1996
                                 (Unaudited)

($000 except EPS)

                                                       1995             1996
                                                    ----------       ----------
Operating revenues                                  $    8,466           14,843

Salaries, wages and employee benefits                    3,204            5,925
Other operating expenses including general
  and administrative                                     4,641            8,589
                                                    ----------       ----------

  Total operating expenses                               7,845           14,514
                                                    ----------       ----------

  Operating income                                         621              329

Other income (deductions):
  Interest expense, net                                   (273)            (425)
                                                    ----------       ----------

  Income (loss) before taxes                               348              (96)

Income taxes                                               116              (37)
                                                    ----------       ----------
  Net income                                               232              (59)
                                                    ==========       ==========
Weighted average common shares outstanding           2,350,532        2,950,000
                                                    ==========       ==========
Income (loss) per share                             $     0.10            (0.02)
                                                    ==========       ==========

See accompanying notes to consolidated financial statements

                       AMPACE CORPORATION & SUBSIDIARIES

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

     Concurrent with the closing of the Offering, the Company purchased for $3,500,000 all of the capital stock of Merchant's Dutch Express, Inc. ("MDX"). The transaction was accounted for under the purchase method of accounting for business combinations. MDX's results of operations have been consolidated into the Company's results of operations from the acquisition date forward.

(3)  Acquisition of Amanday Express, Inc.

     After close of business on March 31, 1996, the Company through a newly formed subsidiary, purchased for cash of $1,000,000, 275,000 share of Ampace common stock and a note payable to the seller for $100,000, all the common stock of Amanday Express, Inc. ("Amanday"). Amanday is a truckload carrier based in Asheboro, North Carolina. Separate financial statements along with proforma information for Amanday were filed in a Form 8-K on May 29, 1996. The acquisition was accounted for under the purchase method of accounting for business combinations. Amanday's operations are included with those of Ampace effective April 1, 1996.

(4)  Proforma Information

     The following proforma information gives effect to (i) the initial capitalization of the Company's 1,450,000 shares (ii) the offering of 1,350,000 shares of common stock, and (iii) the acquisitions referred to in Footnotes (2) and (3), as if the transactions had occurred on January 1, 1995. The proforma adjustments reflect the interest earned on the Offering proceeds not applied to the acquisition, the increase in depreciation charges from a step-up in the fair market value of net assets acquired, a decrease in interest charges from a revaluation of capital leases acquired and the application of the Company's effective tax rate.

                                   Proforma Six Months Ended

                             June 30, 1995            June 30, 1996
                             -------------            -------------

        Revenues (000)          $  16,124               $   16,503
                                =========               ==========

        Net income (000)        $     559               $      (73)
                                =========               ==========

        Income (loss) per share $     .18               $     (.02)
                                =========               ==========




                                    Proforma Three Months Ended


                                June 30, 1995            June 30, 1996
                                -------------            -------------

Revenues (000)                    $    8,518                $    8,202
                                  ==========                ==========

Net income (000)                  $      235                $        4
                                  ==========                ==========

Income (loss) per share           $      .08                $      .00
                                  ==========                ==========
