Form 10QSB
period 1996-09-30
AMPACE CORP
filed 1996-11-12
CIK 935678

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)


   X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the quarterly period ended September 30, 1996
                                  ------------------------------------------
   / / Transition report under Section 13 or 15(d) of the Exchange Act
   For the transition period from ______________________  to _______________
   Commission file number  0-25352
                           -------------------------------------------------

                             Ampace Corporation
      -----------------------------------------------------------------
      (Exact name of Small Business Issuer as specified in its charter)

             Delaware                                  36-3988574
----------------------------------------------------------------------------
   (State or Other Jurisdiction                     (I.R.S. Employer
 of Incorporation or Organization)                  Identification No.)


             130 Mabry Hood Road, Suite 220, Knoxville, TN 37922
             ---------------------------------------------------
                  (Address of principal executive offices)

                                423-691-5799
               ----------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

                                     N/A
       ---------------------------------------------------------------
       (Former Name, Former Address and Former Fiscal Year, if Changed
                             Since Last Report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X        No
     --------         ---------

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the last practicable date: 3,075,000
                                                 -----------------------------
     Traditional Small Business Disclosure Format (check one)

Yes               No     X
     --------         ---------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

See Financial Statements attached hereto


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

RESULTS OF OPERATIONS

Ampace Corporation (the Company) was incorporated in November 1994 to create a national non-union full truckload transportation company. On February 24, 1995 the Company completed its first acquisition thereby commencing its transport operations. The Company's operations for the nine months ended June 30, 1995 reflect general and administrative activity of the Company for the full period and the operations of the acquired company (Merchants Dutch Express, Inc. or MDX) from the acquisition date forward. The significant increases in the Company's revenues and expenses for the nine months and quarter ending September 30, 1996 compared to the same periods during 1995, are in part due to 1995 including only seven month's operating activity of MDX, compared with nine months in 1996 and in part to the completion of the Company's second acquisition (Amanday Express, Inc. or Amanday) effective April 1, 1996, and the acquisition of certain new business effective September 1, 1996.

In management's opinion, a detailed discussion of the Company's operating results for the nine months ending September 30, 1996 compared to those of the same period in 1995 is not meaningful because of the abbreviated operating results during 1995 and certain acquisitions during 1996. Consequently, discussion of the Company's operations is based upon the general comparative differences between the nine months ended September 30, 1996 and September 30, 1995 and the following proforma information prepared assuming (i) the initial capitalization of the Company's 1,450,000 shares (ii) the offering of 1,350,000 shares of common stock, and (iii) MDX and Amanday had been acquired on January 1, 1995 and therefore contributed nine months operations.

                           Proforma Nine Months Ended


                            September 30, 1995        September 30, 1996
                            ------------------        ------------------

     Revenues (000)               $24,561                  $24,210
                                  =======                  =======

     Net Income (loss) (000)      $   389                  $  (464)
                                  =======                  =======

     Income (loss) per share      $   .13                  $  (.15)
                                  =======                  =======




Comparing the Company's proforma results of operations for first nine months of 1996 versus the same period in 1995, revenues decreased approximately 1% from $24.6 million to $24.2 million. This change resulted primarily from a reduction of tractors and trailers in service during 1996 and a decrease in the revenue per total mile driven. These changes were principally the result of a reduction in business with two of the Company's major customers during the second and third quarter of 1996.

Net income decreased from $389,000 for nine months ending September 30, 1995 to a $464,000 loss for the same period during 1996. This decrease resulted primarily from the additional expenses associated with the Company's on-going acquisition efforts not present in the combined proforma results of MDX and Amanday during 1995, higher fuel prices during 1996, and the reduction in key customer revenues mentioned above.

In late May 1996, due to rate rebidding, the Company lost a material portion of its business with a key customer. The majority of this business was returned to the Company at profitable rates in late September 1996. Additionally, the Company's revenue was adversely affected by a decline in general business
levels of another key customer during 1996.   The combined effect of these
reductions in revenue had an adverse affect on the Company's 1996 financial results and is expected to affect future earnings for a portion of the quarter ending December 31, 1996. In response to this situation the Company has reduced its tractor and trailer count, cut certain fixed costs and increased its investment in business development activities.

Operationally, most expenses were comparable for the nine months ending September 30, 1995 and 1996 except those sensitive to asset utilization and fuel prices. Lower asset utilization effectively increases all fixed costs and creates excess capacity. Lower utilization also means fewer miles for drivers and consequently higher costs associated with retaining and hiring them. Fuel prices started to increase in late February 1996 and stayed at high levels throughout the remainder of the period ending September 30, 1996. The Company has successfully implemented a fuel surcharge but it does not fully recover the cost of excess fuel prices. The result was higher fuel costs as compared to the same period during 1995. Partially offsetting these increases was a decrease in insurance costs which resulted from lower rates and better claims experience.



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

After the close of business on March 31, 1996 the Company through a newly formed subsidiary, purchased all the stock of Amanday Express, Inc. (Amanday) for cash of $1,000,000, 275,000 shares of the Company's common stock and a note payable to the seller in the amount of $100,000. This acquisition was recorded effective April 1, 1996.

On September 1, 1996 the Company through a newly formed subsidiary, Ampace Dedicated Services, Inc.(ADS), purchased new customer business principally based in Florida from SMX Transport, Inc. for an initial payment of $75,000 and additional contingent payments, depending upon business retention, totaling $150,000 during the next six months. ADS will require additional working capital during the start-up phase of its operations.

The Company obtained a $3 million line of credit late in 1995 which is secured by its accounts receivable. The line of credit may be used for general corporate purposes including acquisitions and is subject to certain financial covenants. The Company borrowed $200,000 under the line during the quarter ending September 1996. Management believes that existing cash, operational cash flow and current credit facilities are sufficient to meet its need for working capital, including the existing $617,000 deficit, and internal expansion plans for 1996. The Company is currently in discussion with various financial institutions to secure additional capital for future acquisitions.

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



                                    Ampace Corporation


Date  November 8, 1996              BY:    s/ Jay N. Taylor
      ----------------                     ----------------------------------
                                               Jay N. Taylor, Chief Executive
                                               Officer

Date  November 8, 1996              BY:    s/ Bruce W. Jones
      ----------------                     ----------------------------------
                                              Bruce W. Jones, Chief Financial
                                              Officer

ATTACHMENT- ITEM 1. FINANCIAL STATEMENTS

                       AMPACE CORPORATION & SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                   December 31, 1995 and September 30, 1996
                                  (Unaudited)
($000)

                                                            December 31,         September 30,
                                                                1995                 1996
                                                            ------------         ------------
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents                                     $ 1,395                  690
  Accounts receivable, net                                        3,226                3,400
  Other current assets                                            1,027                1,273
                                                                -------              -------
      Total current assets                                        5,648                5,363
                                                                -------              -------

Property and equipment, net                                      11,423               13,483

Other assets                                                      1,330                2,049
                                                                -------              -------
                                                                $18,401               20,895
                                                                =======              =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt and
    capital lease obligations                                     4,018                4,472
  Other current liabilities                                       1,149                1,508
                                                                -------              -------
      Total current liabilities                                   5,167                5,980

Long-term debt and capital lease obligations
  excluding current installments                                  6,518                7,201
Other liabilities                                                   378                  924
                                                                -------              -------
      Total liabilities                                          12,063               14,105
                                                                =======              =======

Stockholders' equity:
  Common stock, $.0001 par value.  Authorized
    10,000,000 shares; issued and outstanding
    2,800,000 and 3,075,000 shares at December 31,
    1995 and September 30, 1996 respectively                          -                    -
  Additional paid-in capital                                      6,576                7,476
  Accumulated deficit                                              (238)                (686)
                                                                -------              -------
      Total stockholders' equity                                  6,338                6,790

Commitments and contingencies                                   -------              -------
                                                                $18,401               20,895
                                                                =======              =======

See accompanying notes to condensed consolidated financial statements.

                      AMPACE CORPORATION & SUBSIDIARIES
               Condensed Consolidated Statements of Operations
                Three Months Ended September 30, 1995 and 1996
                                 (Unaudited)


($000 except EPS)

                                                                 1995                1996
                                                             ----------           ----------
Operating revenues                                           $    6,537                7,708

Salaries, wages and employee benefits                             2,656                3,184
Other operating expenses including general
  and administrative                                              3,998                4,897
                                                             ----------           ----------

  Total operating expenses                                        6,654                8,081
                                                             ----------           ----------

  Operating income                                                 (117)                (373)

Other income (deductions):
  Interest expense, net                                            (211)                (241)
                                                             ----------           ----------

  Income (loss) before taxes                                       (328)                (614)

Income taxes                                                       (142)                (225)
                                                             ----------           ----------

  Net income                                                       (186)                (389)
                                                             ==========           ==========

Weighted average common shares outstanding                    2,800,000            3,100,000
                                                             ==========           ==========

Income (loss) per share                                      $    (0.07)          $    (0.13)
                                                             ==========           ==========

See accompanying notes to consolidated financial statements

                       AMPACE CORPORATION & SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                 Nine Months Ended September 30, 1995 and 1996
                                  (Unaudited)


($000 except EPS)

                                                                1995                 1996
                                                             ----------           ----------
Operating revenues                                           $   15,003           $   22,551

Salaries, wages and employee benefits                             5,860                9,109
Other operating expenses including general
  and administrative                                              8,639               13,486
                                                             ----------           ----------

  Total operating expenses                                       14,499               22,595
                                                             ----------           ----------

  Operating income                                                  504                  (44)

Other income (deductions):
  Interest expense, net                                            (483)                (669)
                                                             ----------           ----------


  Income (loss) before taxes                                         21                 (713)

Income taxes                                                        (26)                (263)
                                                             ----------           ----------

  Net income                                                         47                 (450)
                                                             ==========           ==========

Weighted average common shares outstanding                    2,517,582            3,000,365
                                                             ==========           ==========

Income (loss) per share                                      $     0.02           $    (0.15)
                                                             ==========           ==========

See accompanying notes to consolidated financial statements

                       AMPACE CORPORATION & SUBSIDIARIES
                      Condensed Statements of Cash Flows
                 Nine Months Ended September 30, 1995 and 1996
                                  (Unaudited)


($000)

                                                                  1995                 1996
                                                                 -------              -------
Operating activities:
  Net income (loss)                                              $   47               $ (450)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization (net of equipment gain)       2,002                3,005
       Changes in operating assets and liabilities:
        Accounts receivable, net                                   (593)                 184
        Other current assets                                       (685)                 425
        Other current liabilities                                  (170)                 204
                                                                  ------              ------
          Net cash provided (used) by operating activities          601                3,368
                                                                  ------              ------

Investing activities:
  Purchases of property and equipment                               (43)              (2,018)
  Acquisition of net assets of subsidiary, net of cash acquired  (3,031)                (846)
  Proceeds from sale of equipment                                     -                   91
                                                                 ------               ------
          Net cash used by investing activities                  (3,074)              (2,864)
                                                                 ------               ------
Financing activities:
  Proceeds from sale of common stock, net of costs                7,623                    -
  Proceeds from Debt                                                  -                2,665
  Payment of non-compete agreement                                    -                  (77)
  Purchase of treasury stock                                     (1,130)
  Principal payments on long-term debt and capital leases        (2,018)              (3,797)
                                                                 ------               ------
        Net cash provided by financing activities                 4,475               (1,209)
                                                                 ------               ------

Net increase in cash and cash equivalents                         2,002                 (705)

Cash and cash equivalents at beginning of period                     69                1,395
                                                                 ------               ------

Cash and cash equivalents at end of period                       $2,071               $  690
                                                                 ======               ======

Supplementary disclosure of cash flow information:
  Interest paid                                                  $  610               $  685
                                                                 ======               ======

  Income taxes paid                                              $  480               $   54
                                                                 ======               ======


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

      Concurrent with the closing of the Offering, the Company purchased for $3,500,000 all of the capital stock of Merchant's Dutch Express, Inc.
      (MDX). The transaction was accounted for under the purchase method of accounting for business combinations. MDX's results of operations have been consolidated into the Company's results of operations from the acquisition date forward.

(3)  Acquisition of Amanday Express, Inc.

      After close of business on March 31, 1996, the Company through a newly formed subsidiary, purchased for cash of $1,000,000, 275,000 shares of the Company's common stock and a note payable to the seller for $100,000, all the common stock of Amanday Express, Inc. (Amanday). Amanday is a truckload carrier based in Asheboro, North Carolina. The acquisition was accounted for under the purchase method of accounting for business combinations. Amanday's operations are included with those of the Company effective April 1, 1996.

(4)  Formation of Ampace Dedicated Services, Inc.

      On September 1, 1996 the Company through a newly formed subsidiary, Ampace Dedicated Services, Inc. (ADS), formally initiated its dedicated trucking operations by purchasing new customer business principally based in Florida. The business was purchased from SMX Transport, Inc. for an initial payment of $75,000 and additional contingent payments, depending upon business retention, totaling $150,000 during the next six months.

(5)  Proforma Information

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


                                               Proforma Nine Months Ended

                              September 30, 1995               September 30, 1996
         Revenues (000)             $24,561                            $24,210
                                    =======                            =======

         Net income (loss) (000)     $  389                            $  (464)
                                     ======                            ========

         Income (loss) per share     $  .13                            $  (.15)
                                     ======                            ========



                                            Proforma Three Months Ended

                             September 30, 1995                  September 30, 1996
                             ------------------                  ------------------
         Revenues (000)             $8,436                             $7,708
                                    ======                             ======

         Net income (000)           $ (169)                            $ (389)
                                    ======                             ======

         Income (loss) per share    $ (.05)                            $ (.13)
                                    ======                             ======