Form 10KSB
period 1996-12-31
AMPACE CORP
filed 1997-03-31
CIK 935678

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

                                   (MARK ONE)


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                       SECURITIES EXCHANGE ACT OF 1934


                          COMMISSION FILE NO. 0-25352

                               AMPACE CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


           DELAWARE                          36-3988574
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


                         130 MABRY HOOD ROAD, SUITE 220
                           KNOXVILLE, TENNESSEE 37922
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES,
                              INCLUDING ZIP CODE)

        Issuer's Telephone Number, Including Area Code:  (423) 691-5799

     Securities registered under Section 12(b) of the Exchange Act:  None.

         Securities registered under Section 12(g) of the Exchange Act:

                   COMMON STOCK, PAR VALUE $0.0001 PER SHARE
                                (TITLE OF CLASS)


     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No
                                     -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year:  $30,446,000.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

           As of March 7, 1997, shares of the registrant's common stock, par value $0.0001 per share ("Common Stock") were sold at $1.38 per share, and the aggregate market value of the Common Stock of he registrant held by non-affiliates was approximately $3,042,900.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 7, 1997, 3,075,000 shares of the issuer's Common Stock were outstanding.

     Documents incorporated by reference:

     Portions of the registrant's Proxy Statement for its 1997 Annual Meeting are incorporated by reference into Part III of the Form 10-KSB.

     Transitional Small Business Disclosure Format (check one):

Yes       No   X
   -----     -----

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     Ampace Corporation was formed by senior level executives that represent over 60 years of experience with large and medium sized trucking companies. During its first two years, Ampace has begun the process of building a national non-union, full-truckload transportation services company by acquiring and integrating multiple carriers that fit a defined operating format developed by Management. The Company targets carriers with strong customer relationships and positive cash flow where Management believes that growth and profitability can be enhanced. By integrating individual small and mid-size carriers within a larger economic group, Management believes that Ampace will preserve the positive driver, customer and cultural aspects of small and mid-size companies while providing the technology, purchasing economics, capital and management power of a large company.

     In 1995, Ampace acquired the stock of MDX simultaneous with the closing of an initial public offering. See "Item 12. Certain Relationships and Transactions." MDX is a non-union, dry-van, full-truckload carrier operating in the Midwest, Mid-Atlantic, Southeast and Southwest United States. MDX fits the Company's defined operating format as a strategic acquisition. MDX, based in Monroe, Louisiana was founded in 1977 as a medium length of haul carrier that focused on shippers needing service closely integrated with their manufacturing operations. The Company is presently a "core carrier" for Dow Chemical, Riverwood International, Georgia Pacific Corporation and a division of General Motors Corporation. "Core carrier" relationships involve alliances between volume shippers and their distribution partners.

INDUSTRY OVERVIEW

     According to a report entitled "Growth Vehicles" issued by Alex. Brown
& Sons Incorporated on February 21, 1997, the North American truckload industry is estimated to be $100 billion in potential size. The truck transportation service industry is highly fragmented. The three largest companies have a combined market share of only 4-5%. Most of the market, however, is served by small and mid-sized carriers. Management believes that these smaller carriers start out focused on a small network of major customers and driver domiciles.
In attempting to grow, these carriers lose their focus and end up with a nearly random network of routes where lower prices, driver turnover and operational inefficiencies negatively impact performance.

     Following the implementation of the Motor Carrier Act of 1980 and the resulting lowering of regulatory entry barriers, there was a proliferation of carriers in the trucking industry. In the 1990s, many large shippers have moved toward fewer carrier relationships in order to secure a broader range of services including predictable on-time delivery of goods necessary for "just-in-time" inventory management. This has resulted in a trend toward consolidation of carriers into larger-sized, better capitalized and technologically more advanced carriers.

     The for-hire truckload industry suffers from a shortage of people willing to drive a truck given the lifestyle and compensation. Management believes that this shortage is forcing carriers and shippers to reevaluate how they will attract and retain people willing to drive. Several large carriers have recently implemented material increases in their driver pay rates. Management believes that the mid-size and smaller carriers will eventually be required to follow suit creating a requirement to either increase shipper rates or sustain lower profit margins. These changes should continue the pressure for additional industry consolidation.

COMPANY STRATEGY

     The Company's business strategy consists of the following major elements:

     Strategic acquisition of carriers. Ampace targets potential acquisition candidates based upon on size, geographic location, profitability, freight lane focus and the opportunity for improvements in performance. Ampace identifies candidates through industry data, referrals, industry M&A specialist, and investment bankers. Each potential acquisition is reviewed to identify key shipper relationships, driver domiciles, equipment configuration and condition and operating costs. After potential acquisitions are reviewed, Management models historic financial and operating data to determine a value and strategic fit.

     Assembly of a well-structured freight network. The Ampace strategy recognizes that market forces create major volumes of freight from producing areas to consuming areas within the United States. Management believes that most small and mid-size carriers attempting to grow operate in a sub-optimal combination of lanes and random destinations. The Company is building a freight network connecting producing and consuming areas or nodes ("Nodes"). These Nodes are generally located within a 150 mile radius of large metropolitan areas and are connected by high density freight corridors or power lanes ("Power Lanes"). A structured freight network of Nodes and connecting Power Lanes will provide equipment utilization efficiencies, frequent driver home-time and optimal pricing of services.

     The freight moving primarily over power lanes is generated by basic materials manufactures; large retail and/or distribution organizations; the food processing industry; and large component assembly concerns. Current customers generating power lane freight are Dow Chemical, Georgia Pacific Corporation, Klaussner Furniture Industries, Riverwood International, International Paper, the Dalton, Georgia Carpet Industry; and Delphi division of General Motors.

     The freight moving primarily within the "node" metropolitan areas is generated by industries such as beverage container producers, packaging manufactures, retail distribution and intermodal operations. Ampace is serving this group of shippers with stand-alone short-haul and local operations called operating centers under Ampace Dedicated Services, Inc. ("Ampace Dedicated Services"). Management believes this short length of haul offers the Company favorable economic opportunities, including the ability to base drivers close to a terminal and return the drivers home nightly.

     Current Ampace customers generating short haul freight within key metropolitan "nodes" include Johnson Controls, Chep Pallet Corporation, Georgia Pacific Corporation, International Paper, Florida Made Doors, Coca-Cola and Gaylord Container.

     Motivation of road teams and customer teams. Ampace emphasizes the motivation of road teams (i.e. drivers and driver support personnel) and customer teams (i.e. customer support personnel) to enhance the Company's profitability and growth. Ampace uses engineered service/price offerings to quality customers to support specific driver needs including home-time, adequate earnings and predictable work schedules. Management believes that empowered road teams will provide shippers with better service. Ampace works to develop highly motivated customer service teams to assist drivers, provide better service to customers, and manage costs.

     Implementation of program for operational improvement. With each acquired carrier, Ampace institutes a three-stage program to improve performance. The initial stage is focused on sales, operations and equipment. The second stage is focused on the motivation of the road teams and the customer teams along with network structuring, pricing, driver retention, finance and key operating factor management. The third stage is focused on purchasing economies, operating efficiencies and the sharing of administrative and accounting systems resulting from economic consolidation of the business units.
Each of Ampace's acquisitions to date fit the strategy described above and are in different stages of performance improvement.


DISTRIBUTION NETWORK

     Ampace's freight network has three elements: (i) long-haul, (ii) short-haul and local, and (iii) dedicated.

Long-haul Network

     Ampace's long-haul network consists primarily of MDX's freight lanes which are the Southwestern states of Texas and Louisiana on the one hand and the Midwest and Southeast on the other. MDX is based in Monroe, Louisiana with offices, maintenance facilities and primary driver domicile. As the Ampace's operating centers grow and as Ampace makes additional acquisitions, long-haul freight lane coverage will expand.

Short-haul and Local Network

     Ampace's short-haul and local network is served by ADS within about a 200 mile radius of operating centers. Each operating center is a full service truckload operation with domiciled drivers, maintenance capability and on-site operations and customer service personnel. Each Ampace Dedicated Services operating center is supported with accounting and administrative personnel in the Knoxville, Tennessee headquarters.

     The following are the current operating centers that are part of ADS:

                                Orlando, Florida
                                Dalton, Georgia
                            Asheboro, North Carolina
                                Atlanta, Georgia
                                Cleveland, Ohio

Dedicated Network

     Ampace provides dedicated and near-dedicated service to shippers who need service that mirrors what they would receive with their own fleet of trucks. Ampace provides this type service to shippers including Georgia Pacific Corporation, Klaussner Furniture Industries and Florida Made Doors. Ampace focuses on this type of customer need in its business development efforts and expects to significantly expand its dedicated revenue base.

CUSTOMERS AND MARKETING

Ampace operating units transport a variety of products for major shippers including Dow Chemical, General Motors and Riverwood, Georgia Pacific, Klaussner Furniture Industries and others.. These products include: metal, chemicals, plastics, heavy paper, auto parts, retail merchandise, carpet, building materials, and furniture. Additionally, MDX and Ampace Dedicated Service provide dedicated and near-dedicated contract carriage services to a number of significant shippers.

Management is committed to expand market presence in key nodes by active business development activities. Growth opportunities exist to expand upon the business relationships of its core shippers and to develop core carrier relationships with some of its other potentially large shippers. During 1996, Ampace began the development of its key market nodes strategy (i.e. operating centers) with the acquisition of the Florida-based division of SMX Transport, Inc. ("SMX"), an intrastate carrier and Amanday Express, Inc. in
Asheboro, North Carolina.   Presently, the Company has opened additional
operating centers in Atlanta, Cleveland and Dalton, Georgia. A base group of customers are a part of each carrier acquisition. Ampace management must work to transition existing customer relationships and to utilize over forty years of combined experience in truckload sales of the senior management team to increase this customer base. Additionally, Ampace develops the synergistic opportunities that exist between each operating company's core customer base.

     As of December 31, 1996, approximately 27% of the Company's total revenues were generated from its two largest customers. Most of the Company's carriage contracts with customers are cancelable on 30-days notice by the customers including those of the largest five customers. The loss of one or more large customers would have a material adverse effect on the Company's operating results.

COMPETITION

     The for-hire truckload transportation industry is extremely competitive and fragmented with large numbers of motor carriers competing for freight and drivers. No carrier has been able to dominate a particular segment of the industry. A number of competitors of the Company have greater financial resources, more equipment and transport much larger volumes than the Company. The Company competes with most of the industry's major carriers including Burlington Motor Carriers, Schneider National, Inc., JB Hunt Transport, Inc. as well as several of the regional companies. Management believes that intermodal competition is generally not a major factor in the lanes where the Company has a significant presence.

     Although the Motor Carrier Act of 1980 and the resulting deregulation of the industry has caused downward pressure on rates and increased the number of competitors, Management feels that the Company competes primarily on the basis of service provided. The Company feels its Power Lane, with associated cost efficiencies, and Node (i.e. operating centers) strategies along with its dedication to road and customer teams will differentiate the Company from its competitors over the long term. Management does believe that maintaining a low cost position with aggressive pricing will be a factor in its ability to attract new business in the highly competitive market of the middle nineties.

     The Federal Aviation Administration Authorization Act of 1994 (the "1994 FAA Act"), effective January 1, 1995, preempts certain state and local laws regulating the prices, routes or services of motor carriers. The Act has served to open several intrastate markets to Ampace operating units. The expansion of dedicated operations in Louisiana for Georgia Pacific Corporation is a notable example.

EQUIPMENT AND MAINTENANCE

     As of December 31, 1996, the Company's fleet consisted of 256 tractors and 631 trailers. The average age of the tractor fleet is approximately 2.5 years and includes equipment ranging generally from 1991 to 1997 model years. All of the Company-owned trailers are 1992 model year or newer.

     The Company generally follows a replacement cycle of four years with respect to tractors and seven years with respect to trailers with the actual replacement dependent on used equipment values and the specific unit's maintenance cost history. The Company took delivery of 48 new tractors for replacement purposes in 1996. All 1993 and newer model year tractors have been purchased with air ride suspensions for driver comfort. All late-model tractors have been specified to include the latest technology for fuel efficiency, safety and driver amenities including electronic engines, aerodynamic cabs and double sleeper bunks.

     The Company has historically utilized full-service equipment leases. These leases provide for equipment maintenance at leased facilities with contracted personnel. The Company will complete in the near future its conversion to Company-operated equipment, and it will staff its own maintenance shops in Monroe, Louisiana, Dalton, Georgia, Orlando, Florida and Asheboro, North Carolina. Management believes this conversion should result in additional cost savings.

OPERATIONS

     The Company now uses computerized operating systems in all of its locations. A communications system is being designed to include voice mail, data and location information.

     The Company performs "just-in-time" service for several of its largest shippers including General Motors. It maintains an electronic data interchange ("EDI") capability with several key accounts for improved response to service needs. TIC, Inc., a privately contracted fuel network, provides the Company with readily available fuel at competitive prices throughout its operating territory.

DRIVERS

     Management believes that the driver standards of the Company exceed those set by the Department of Transportation ("DOT"). Most new drivers receive two days of initial training and orientation after having passed a first interview, background check and a second interview or meeting with the Safety Director.

     Turnover of driver personnel at the Company since 1990 has averaged between 30% and 80% annually which Management believes is better than the industry average. The Company's relatively low turnover is evidence of its success with driver retention. Drivers are generally home on a weekly basis. Most driving personnel are provided with laundered company uniforms at no charge. Base pay, multiple incentives, and benefits are intended to keep the Company driver compensation in the top 20% of drivers in the local area. To enhance resale value and promote driver goodwill, tractors are equipped with the latest amenities including custom interiors and double bunks. Double bunk units also support driver training, a family passenger program which allows family members to accompany certain drivers on trips, and a small number of driving teams used for the transit of time sensitive shipments.

OFFICE AND SHOP PERSONNEL

     As of December 31, 1996, the Company employed 335 persons, of which 250 are drivers, 61 are operations and administrative personnel and 24 are mechanics. The Company has maintained a non-union work place since inception. Management believes that the relationship with its employees is good.

SAFETY AND INSURANCE

     The Company currently retains insurance coverage up to $10 million for automobile liability, $10 million for general liability and $500,000 for each cargo claim less a $2,500 deductible. Workers' compensation claims are self-insured to $100,000 per claim with insurance coverage in excess of that amount. The Company implemented a new benefit program for all employees effective January 1, 1997. The program is designed to save the Company considerable expense while providing very competitive coverage for the Company's employees.

     The Company drivers must pass a safety screening test before joining the Company. The Company's policy is that each driver applicant may have no more than a total of three accidents or moving violations combined during the previous two years, must be at least 21 years of age, and have at least one year of over-the-road driving experience. In addition, driver applicants must pass a road test, a complete physical and a drug screening. Upon acceptance, most new drivers undergo two days of initial training and orientation focused on safe performance of the job.

REGULATION

     The Company is subject to regulation by various state regulatory agencies in connection with operating rights and other matters. The Company must also comply with safety regulations prescribed by the DOT including those regarding drug and alcohol testing and driver hours of service. The Company's operations are subject to various federal, state and local environmental laws and regulations promulgated by the EPA and state agencies. These regulations govern the management of hazardous wastes, the discharge of pollutants and the disposal of specified substances. The Company believes that its operations are in material compliance with current laws and regulations.


ITEM 2. DESCRIPTION OF PROPERTY.

Knoxville, Tennessee

     During 1995, the Company moved its principal executive offices from Chicago, Illinois to 130 Mabry Hood Road, Suite 220, Knoxville, Tennessee. The Company occupies space pursuant to a lease which provides for rent of $1,700 per month and will expire in December 1997.

Monroe, Louisiana

     The operations of the Company's MDX subsidiary are located on 6.4 acres in Monroe, Louisiana, owned by the Company. The facilities are located in three buildings: the first building consists of 6,300 square feet of office space and an 8,000 square foot tractor shop; the second building consists of a 8,000 square foot trailer shop; and the third building consists of a 2,000 square foot tire facility. The Company owns an additional 15 acres located within five miles of their operation which is available for expansion.

Dalton, Georgia

     The Company leases a terminal property that is used for consolidating small carpet shipments into truckloads. The facility is located on two acres with one acre paved and one acre graveled. The terminal facility is a brick and metal building of 6,000 square feet with 18 dock doors and 2,000 square feet of office space. This facility is located within the city limits of Dalton. The Company leases this space pursuant to leases which provided for rent of $1,600 per month through May 8, 1995, and provides for $2,300 per month through May 8, 1998. The

Company is currently in the process of looking for additional facilities in the Dalton area to accommodate its expected growth during 1997.

Asheboro, North Carolina

     The Company owns its terminal facility in Asheboro consisting of a metal maintenance building with 10,000 square feet, a tractor and trailer yard of about 4 acres, a metal storage building of about 2,000 square feet and a metal office building with 3,000 square feet and one acre of parking.

Orlando, Florida

     The Company leases a terminal facility in Ocoee, Florida consisting of about 1,000 square feet of office, 1,500 square feet of shop and a 2.5 acre tractor and trailer parking yard. The lease has a 90 day cancellation clause and provides for rent of $2,600 per month.

ITEM 3. LEGAL PROCEEDINGS.

     The Company has been from time to time a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company has received notice of a claim from a former employee for damages related to his employment with the Company during 1996. The Company maintains insurance that it believes is adequate to cover its liability risks. See "Item 1. Description of Business -- Safety and Insurance."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL MARKET OR MARKETS

     Since February 17, 1995, the Ampace Common Stock has been listed and traded on the Nasdaq National Market under the symbol PACE.

     The following table sets forth the high and low closing prices of Ampace Common Stock for the quarterly periods during 1996, as reported by the Nasdaq National Market and reflects a 43% stock dividend in 1995 as reflected in Note 6 to the Consolidated Financial Statements.


Fiscal 1995                                         High    Low
-----------------------------                      ------  -----
February 17, - March 31, 1995                      5 1/2   4 57/64
April 1 - June 30, 1995                            5 1/4   4 35/64
July 1 - September 30, 1995                        5 9/32  3 15/16
October 1 - December 31, 1995                      5       3


Fiscal 1996                                         High       Low
-----------
January 1 -- March 31, 1996                       $3 1/2      2 1/2
April 1 - June 30, 1996                            4 5/8      1 7/8
July 1 - September 30, 1996                        3 9/16     1 11/16
October 1 - December 31, 1996                      1 13/16      7/8


APPROXIMATE NUMBER OF HOLDERS OF AMPACE COMMON STOCK

     The number of record holders of Ampace Common Stock at March 7, 1997 was 41 persons based upon stock transfer records. Based upon information provided by Ampace's transfer agent and received from the principal market makers for Ampace Common Stock, Ampace believes there are approximately 1,000 beneficial owners of Ampace Common Stock.

DIVIDENDS

     Except for a 43% dividend paid to Stockholders of record on September 21, 1995, Ampace has not paid any dividends or distributions since its inception. Ampace currently anticipates that all of its earnings will be retained for development of Ampace's business, and does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Ampace Board and will depend upon, among other things, Ampace's future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Ampace Board may deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL
     The following discussion analyzes the Company's financial condition and results of operations for the period ended December 31, 1995 with the period ended December 31, 1996. Ampace's 1995 operations include the ten months financial results of MDX subsequent to its February 1995 acquisition by Ampace and twelve months of Ampace expenses. The Company's 1996 operations include nine months financial results of Amanday subsequent to its March 1996 acquisition by Ampace, four months activity of Ampace Dedicated Services, Inc., which was started with the acquisition of the Florida-based division of SMX, and twelve months of MDX and Ampace activities.

     Ampace's revenues during 1995 were derived almost entirely from MDX's carrier operations. Revenue on an annualized basis increased approximately 43 per cent from 1995 to 1996. This growth resulted both from increased business with existing customers, the expansion of its customer base and the revenue associated with the 1996 acquisitions. At December 31, 1995, the Company operated a fleet comprised of 236 tractors and 525 trailers. At December 31 1996 the Company operated 256 company and 44 owner operator tractors and 631 trailers.

     During 1996 the Company's operating results were impacted significantly by the temporary lose of key customer business during the third and early fourth quarters, and the unrecovered cost of high fuel prices during most of the year. The transition of the Company's two acquisitions during 1996 were without
major incident and were positive contributors during the year.   Two general
managers, a corporate accounting manager and several support personnel were hired to support the acquired companies. Additionally, standardized accounting and operational electronic software were purchased and installed for the new companies.

     Subsequent to December 31, 1996, in its efforts to reduce costs and improve operational effectiveness, the Company merged the two 1996 acquired companies along with an MDX division in Dalton, Georgia, into Ampace Dedicated Services, Inc. The administrative support is provided by personnel in Knoxville, Tennessee.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationships of expense items to operating revenues for the periods indicated:





                                                      YEAR ENDED DECEMBER 31,
                                                           1995  1996
                                                           ----  ----

Operating Revenues                                         100.0% 100.0%
Operating Expenses:
     Salaries, wages and employee benefits                  40.4%  37.5%
     Purchased Transportation                                       4.5%
     Fuel                                                   19.0%  18.0%
     Depreciation                                           13.3%  12.7%
     Rent                                                    7.8%   6.6%
     Operating supplies and expenses                         7.9%   8.3%
     Insurance and claims                                    3.5%   7.2%
     Operating taxes and licenses                            1.2%   1.9%
     General and administrative expenses                     4.4%   3.9%
     Communication and utilities                             1.5%   1.6%
                                                           -----  -----
       Total operating costs                                99.0% 102.2%
                                                           -----  -----
Operating income                                             1.0%  (2.2%)
                                                           -----  -----
Other income (deductions):
     Interest income                                          .5%    .1%
     Interest expense (net)                                 (3.7%) (2.9%)
     Other net                                               0.1%    .2%
                                                           -----  -----
                                                            (3.1%) (2.6%)
                                                           -----  -----
Income before income taxes                                  (2.1%) (4.8%)
Income taxes                                                (1.0%) (1.9%)
                                                           -----  -----
Net income (loss)                                           (1.1%) (2.9%)


COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

     Operating revenues for the twelve months ended December 31, 1995 were $21.2 million as compared to $30.4 million for the twelve months ended December 31, 1996, or a 43% increase. This increase resulted primarily from a full twelve months of MDX operation during 1996 and the acquisitions of Amanday and the Florida-based division of SMX during 1996. Ampace's operating ratio for 1995 was 99.0% compared to 102.2% for 1996. The increase was primarily due to the loss of key customer freight during the third and early fourth quarters and unrecovered high fuel prices during most of 1996.

     Salaries, wages and employee benefits expenses decreased 2.9% of revenue from 40.4% for the year ended December 31, 1995 to 37.5% for the same period during 1996. This reduction was due primarily to the addition of Amanday and Ampace Dedicated revenue hauled by owner operators and the corresponding operating leverage of existing salaries, wages and employee benefits.

     Purchased transportation increased as a percentage of operating revenues from zero for 1995 to 4.5% for 1996. This increase resulted from the acquisitions of Amanday and the Florida-based division of SMX. Both companies derive a portion of their revenue from the use of owner operators.

     Fuel expense decreased to 18.0% of operating revenues for 1996 from 19.0% for 1995. The decrease, despite significantly higher fuel prices, was due to a higher percentage of the Company's revenue being generated by owner operators. Owner operators are responsible for purchasing of their own fuel.

     Depreciation as a percentage of operating revenues decreased slightly to 12.7% for 1996 from 13.3% for 1995. This change resulted primarily from the addition of owner operator revenue during 1996 and the use of some older revenue equipment purchased during the Amanday acquisition.

     Rent expense as a percentage of operating revenues decreased from 7.8% for 1995 to 6.6% for 1996. This decrease was the result of reducing the number of rental trailers per tractor.
Operating supplies and expenses increased as a percentage of operating revenues to 8.3% for 1996 from 7.9% for 1995. This increase was principally the result of the conversion from leased maintenance services and the addition of another maintenance facility at Amanday.

     Insurance and claims increased as a percentage of operating revenues from 3.5% for 1995 to 7.2% for 1996. The increase was due principally to higher self-insured employee insurance claims at MDX. Operating taxes and licenses increased from 1.2% of revenue for 1995 to 1.9% for 1996 as a result of one time rebates received during 1995 in accordance with certain full service equipment lease provisions.

     General and administrative expense decreased as a percentage of operating
revenues to 3.9% for 1996 from 4.4% for 1995.   The reduction resulted from a
combination of additional operating leverage of certain fixed costs associated with an increase in the Company's revenue base during 1996, and a reduction in professional fees associated with acquisition activities.

Communication and utilities remained basically unchanged at 1.6% of operating revenues for 1996 compared to 1.5% for 1995.

     Net interest expense and other income decreased from 3.1% of operating revenues for 1995 to 2.6% for 1996. The reduction resulted primarily from a combination of less interest income from the reduction of excess cash used in the Company's 1996 acquisitions, an increase in other income associated with certain leasing activities of Amanday and the leveraging effect of the revenue associated with the Company's owner operators. Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences for income tax purposes, primarily resulting from nondeductibility of goodwill amortization.

     As a result of the preceding changes, Ampace's net loss, as a percentage of operating revenues, increased to (2.9)% for 1996 from (1.1%) for 1995.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

     Operating revenues for the twelve months ended December 31, 1994 were $21.6 million as compared to $21.2 million for the ten months ended December
31, 1995.   Annualized revenues for 1995 were $24.8 million or 15% higher than
1994. This increase resulted primarily from a corresponding increase in the number of tractors operated by MDX. Ampace's operating ratio for 1995 was 99.0% compared to the predecessor's 89.0% for 1994. The increase was primarily due to the additional Ampace expenses of nearly $700,000, amortization of acquisition related expenses and the weak freight market of 1995.

     Salaries, wages and employee benefits expenses increased 4.6% of revenue from 35.8% for the year ended December 31, 1994 to 40.4% for the same period during 1995. This increase was due primarily to a full year impact of a 1994 increase in driver pay taken to enhance recruiting and retention allowing the conversion from owner-operators to company drivers, and the additional expenses of Ampace executives.

     Purchased transportation decreased as a percentage of operating revenues to zero from less than .1% for 1994. This decrease resulted from the completed conversion to company-owned from owner-operator equipment at MDX. Fuel expense increased to 19.0% of operating revenues for 1995 from 18.6% for 1994. The increase was primarily due to higher fuel prices during 1995.

     Depreciation as a percentage of operating revenues increased to 13.3% for 1995 from 11.4% for 1994. This change resulted primarily from a increase in the number of trailers relative to the number of tractors in service and lower equipment utilization during 1995 as result of less freight demand. Rent expense as a percentage of operating revenues declines from 8.1% for 1994 to 7.8% for 1995. This decrease was the result of more company owned equipment during 1995.

     Operating supplies and expenses increased as a percentage of operating revenues to 7.9% for 1995 from 5.2% for 1994. This increase was principally the result of additional Ampace expenses and conversion from leased maintenance services. Insurance and claims decreased as a percentage of operating revenues to 3.5% for 1995 from 4.7% for 1994. The reduction was due principally to an improvement in MDX's claim experience during 1995.

     Operating taxes and licenses declined from 1.9% of revenue for 1994 to 1.2% for 1995 as a result of rebates received during 1995 in accordance with certain full service equipment lease provisions. General and administrative expense increased as a percentage of operating revenues to 4.4% for 1995 from 2.5% for 1994 primarily as a result of the additional expenses of Ampace corporate activities. Communication and utilities increased to 1.5% of operating revenues for 1995 from .8% for 1994. The increase resulted primarily from additional Ampace expenses and implementation of new communication technology on the company's tractors.

     Net interest expense declined from 5.6% of operating revenues for 1994 to 3.2% for 1995. The reduction resulted primarily from additional interest income associated with the cash received from Ampace's sale of common stock during 1995 and continued amortization of equipment related debt. Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences for income tax purposes, primarily resulting from the non-deductible portion of reimbursements to drivers for meals and other expenses.

     As a result of the preceding changes, Ampace's net income, as a percentage of operating revenues, decreased to (1.1)% for 1995 from 3.4% during 1994 for the Predecessor.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of liquidity have been funds provided by operations, equipment leases, term borrowings to finance equipment purchases cash resulting from the sale of Ampace common stock and a working capital line of credit supported by the Company's accounts receivable. Net cash provided by operating activities totaled approximately $3.2 million and $.5 million for the years ended December 31, 1996 and 1995, respectively. At December 31, 1996, the Company had deficit working capital of $2.0 million compared to positive working capital of $.5 million at December 31, 1995.

        The working capital deficit is largely a result of the inclusion of approximately $1.3 million of guaranteed residual values of equipment subject to leases terminating in 1997 without giving effect to the anticipated realization of such values at the time of lease termination.

     Capital expenditures for the purchase of net assets totaled $3.8 million and, $3.1 million for the years ended December 31, 1996 and 1995, respectively. Capital expenditures were financed through equipment borrowings, capital lease obligations, proceeds from the sale or trade-in of revenue equipment, seller notes and cash from the Company's 1995 sale of common stock. The primary assets acquired were revenue equipment for MDX and the net assets associated with the acquisitions of Amanday and the Florida-based division of SMX.

     At December 31, 1995, Ampace entered into revolving credit arrangement with a bank which expires December 31, 1997. Borrowings under the agreement are limited to the lesser of $3.0 million or a borrowing base of eligible receivables. At December 31, 1996 and 1995, there were $.3 million and no borrowings outstanding under this arrangement, respectively. The arrangement requires Ampace to maintain certain financial ratios. At December 31, 1996, the Company was not in compliance with certain financial ratios measuring tangible net worth and debt service coverage. On March 22, 1997, the bank waived the violations of these covenants through March 31, 1997 and the Company is now in compliance. The Company and the bank are renegotiating revisions to the covenants. Based upon the proposed revisions to the covenants and the Company's proposed operating plan for 1997, management believes the Company will be in compliance with the amended financial ratios of the credit facility agreement during 1997.

     Management believes that with cash flow from operating activities, equity in revenue equipment, equipment based financing and available borrowings under its line of credit it will have sufficient working capital to meet the Company's operating needs through the end of at least 1997. The Company will continue to have significant capital requirements over the long term, which may require it to incur debt, including seller financing, or seek additional equity capital, particularly to finance acquisitions. The availability of this capital will depend upon prevailing market conditions, the market price of the shares and other factors over which the Company has no control, as well as the Company's financial condition and results of operations.

SEASONALITY

     The dry-van, full-truckload industry is subject to the effects of seasonality as it relates to specific commodities. For example, retail department store merchandise volumes are affected by the holidays and beverage container volumes are increased during the summer months. While the Company has a certain amount of seasonal freight, the majority of its freight is not seasonal as represented by heavy paper, auto parts, chemicals and plastics. During the winter months, operating expenses may increase because of delays, decreased fuel efficiency, increased maintenance and accident costs. The Company believes that the effects of seasonality are not significant and will further decline by diversification of its customer base.

INFLATION

     The effect of inflation on the Company has not been significant during the last two years. However, an extended period of inflation could be expected to have an impact on the Company's earnings by causing interest rates, fuel and other operating costs to increase. Freight rates would have to be increased on a timely basis to compensate for the increase in expenses caused by an increase in interest rates. Unless freight rates could be increased, operating results would be adversely affected.


ITEM 7     FINANCIAL STATEMENTS.


     The financial statements are set forth on pages F-1 through F-18 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers and directors of the Company.

       NAME                      AGE             POSITION WITH THE COMPANY       TERM EXPIRES
 Bruce W. Jones(1)               49              Chairman of the Board and            1998
                                                 Chief Financial Officer,
                                                 Secretary, Treasurer,
                                                 Director

 Jay N. Taylor(2)                48              President and Chief Executive        1998
                                                 Officer, Director

 David C. Freeman                50              Executive Vice President,            1998
                                                 Chief Operating Officer,
                                                 Director

 Douglas M. Harper(1)(2)         49              Director                             1999

 David A. Lyman(1)(2)            49              Director                             1999


(1) Member of Audit Committee
(2) Member of Compensation Committee

     Bruce W. Jones has served as Chairman of the Board of Directors and Chief Financial Officer of the Company since August 1995. Prior to that he was Chief Executive Officer from November 1994. From 1986 to 1991 he was Executive Vice President and Chief Financial Officer of J. B. Hunt Transport, Inc., the largest publicly-traded truckload carrier. From 1976 to 1985, he was Corporate Controller of Schneider National, Inc., the largest privately held truckload carrier. Mr. Jones is a Certified Public Accountant. From 1991 to 1993, he was the President and Chief Operating Officer of Family Vision Center, Inc., a privately-held optical retail and manufacturing company with 170 retail locations in Wal-Mart, Sam's Club and Sears.

     Jay N. Taylor has served as President and Chief Executive Officer of the Company since August 1995. Prior to that he was the Company's Chief Operating Officer from November 1994. From 1988 to 1989, Mr. Taylor served as Senior Vice President of Country Wide Transport, a publicly-traded truckload carrier. From 1987 to 1988 he was Senior Vice President, Operations and Marketing of Tri-State Motor Transit, a publicly-traded specialized carrier. Prior to that time, he served as a member of the executive management team at Schneider National, Inc., where he led business development and planning for eight years, Mr. Taylor started his career with Union Pacific Railroad as a financial analyst. From 1990 to 1995 he was a Principal in the Beta Group, Inc., an analytical and crisis management company specializing in the transportation services industry.

     David C. Freeman served as Executive Vice President, Operations and Director of the Company November 1994 to August 1995. Since that time he has served as Executive Vice President and Chief Operating Officer. From 1983 to 1989, Mr. Freeman was Group Vice President of Leaseway Transportation ("Leaseway") and led the start-up of a non-union, less than truckload operation for Leaseway. From 1971 to 1982, he was President of Midwestern

Distribution, Inc. a large publicly-traded trucking company, which was acquired by Leaseway in 1982. From 1990 to 1995, he was a Principal in the Beta Group, Inc.

     David A. Lyman, has served as a Director of the Company since September 1995. Since late 1996 Mr. Lyman has been the Chief Operating Officer of Peabody's Coffee, Inc. Prior to that he has served as a director of The Synectics Group, a financial and management consulting organization providing strategic funding solutions to growth companies. From August 1992 to August 1993, Mr. Lyman was Vice President of Operations of Family Vision Center. From May 1991 to August 1992, he was a principal of the Beta Group. From March 1989 to May 1991, Mr. Lyman served as Vice President of Human Resources and Administration of Capitol-EMI Music, Inc., a music company with record labels, a manufacturing plant and a sales and distribution organization. From September 1985 to September 1989, he was President of Organizational Perspectives Inc., a consulting practice focusing on organizational performance in turnaround and growth firms. Prior to that, Mr. Lyman served as Vice President of Human Resources at Godfathers Pizza and prior to that, he served in various positions at PepsiCo Inc.

     Douglas M. Harper has been the Regional Manager for the Packaging Division of Georgia-Pacific Corporation since 1992 and is responsible for the manufacturing, distribution, sales and administrative operations of all corrugated container facilities in the Eastern Region. Mr. Harper has held a variety of positions within Georgia-Pacific Corporation since 1984. Prior to that, Mr. Harper has also served as Vice President, Sales for The Grow Group as well as having held a number of positions for the former Peterson/Puritan, Inc. He has a BA from the University of Illinois and a MS from Eastern Illinois University.

     The Board of Directors of the Company currently consists of five members, two of whom are not officers or employees of the Company. The officers of the Company are elected at each annual meeting of the Board of Directors and serve at the discretion of the Board of Directors.

     The Board of Directors has appointed an Audit Committee, which recommends the independent auditors to audit the consolidated financial statements of the Company, reviews the scope and results of the audit engagement and monitors the financial policies and control procedures of the Company. Bruce W. Jones, Douglas M. Harper and David A. Lyman are members of the Audit Committee. The Board of Directors has also appointed a Compensation Committee, consisting of Jay N. Taylor, Douglas M. Harper and David A. Lyman, which is responsible for establishing compensation programs for the executive officers of the Company. There is no standing nominating committee.

ITEM 10. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting held on May 15, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting held on May 15, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting held on May 15, 1997.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

1.      Financial Statements:

                                                                        Page
                                                                        ----
Independent Auditors' Report .......................................... F-1
Consolidated Balance Sheets as of December 31, 1996 and 1995........... F-2
Consolidated Statements of Operations for the Years Ended
  December 31, 1996 and 1995 ...........................................F-3
Consolidated Statement of Stockholders' Equity for the Years
  Ended December 31, 1996 and 1995......................................F-4
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996 and 1995............................................F-5
Notes to Consolidated Financial Statements..............................F-7

INDEX TO EXHIBITS

Exhibit
Number     DESCRIPTION                                               PAGE

2.1 Stock Purchase Agreement by and among Ampace Corporation, (1) James K. Adams and Merchants Dutch Express, Inc. dated December 2, 1994 as amended on January 20, 1995 and
           February 10, 1995
3.1        Certificate of Incorporation of Ampace Corporation,        (1)
           as amended
3.2        By-Laws of Ampace Corporation                              (1)
3.3        Amendment No. 1 to By-Laws of Ampace Corporation           (1)
3.4        Amendment No. 2 to By-Laws of Ampace Corporation           (2)
4.1        Specimen Common Stock Certificate                          (1)
10.2       Employment and Stock Option Agreement between Ampace       (1)
           Corporation and Bruce W. Jones
10.2(a)    Amendment No. 1 to Employment and Stock Option             (2)
           Agreement dated February 16, 1995 between Ampace
           Corporation and Bruce W. Jones dated August 29, 1995
10.3       Employment and Stock Option Agreement between Ampace       (1)
           Corporation and Jay N. Taylor dated February 16, 1995
10.3(a) Amendment No. 1 to Employment and Stock Option Agreement (2) dated February 16, 1995 between Ampace Corporation and
           Jay N. Taylor dated August 29, 1995
10.4       Employment and Stock Option Agreement between Ampace       (1)
           Corporation and David C. Freeman dated February 16, 1995 10.4(a) Amendment No. 1 to Employment and Stock Option Agreement (2)
           dated February 16, 1995 between Ampace Corporation and
           David C. Freeman dated February 16, 1995
10.5       Key Employee Incentive Stock Option Plan as adopted on     (1)
           February 23, 1995
10.5(a) Non-Employee Directors and Advisors Plan as adopted on (1) February 23, 1995
10.6 License Agreement between Merchants Dutch Express, Inc. (1) and Rand McNally-TDM, Inc.
10.7       Merchants Dutch Express, Inc. Salary Savings Plan and      (1)
           Trust
10.8 Master Note and Promissory Note made by Merchants Dutch (1) Express, Inc. to Central Bank regarding Line of Credit
10.9 Commercial Leases and Deposit Receipts between Merchants (2) Dutch Express, Inc. and Tri-State Oil, Inc. for the property located at 210 N. Easterling Street, Dalton,

Exhibit
Number         DESCRIPTION                                         PAGE

               Georgia for the periods beginning May 9, 1994
               to May 8, 1995 and May 9, 1995 to May 8, 1998
10.10          Volvo Truck Lease Plan between Merchants Dutch       (1)
               Express, Inc. and VT Finance, Inc.
10.12          Collateral Mortgage and Security Agreement and       (1)
               Promissory Note in the amount of $192,505 made
               payable to Central Bank by Merchants Dutch Express,
               Inc.
10.13 HighwayMaster Mobile Communications Equipment Lease (2) No. 39876 by and between Merchants Dutch Express,
               Inc. and LeasePartners
10.14          Retail Installment Contract (Equipment) by and       (1)
               between Merchants Dutch Express, Inc. and MBC
               Financial Corp.
10.15          Equipment Lease by and between Merchants Dutch       (1)
               Express, Inc. and 1st Union Commercial
10.16          Lease Agreement by and between Merchants Dutch       (2)
               Express, Inc. and U.S. Bancorp Leasing & Financial
10.17          Master Equipment Lease Agreement No. 03550 by and    (1)
               between Merchants Dutch Express, Inc. and Fleet
               Credit Corporation
10.18          Equipment Lease Agreement by and between Merchants   (1)
               Dutch Express, Inc. and Paccar Financial Corp.
10.19          Equipment Lease Agreement by and between Merchants   (1)
               Dutch Express, Inc. and AJF Warehouse Distributors,
               Inc. d/b/a Xtra Lease
10.20          Master Lease Agreement by and between Merchants      (1)
               Dutch Express, Inc. and General Electric Capital
               Corporation
10.21          Vehicle Lease Agreement by and between Merchants     (1)
               Dutch Express, Inc. and Transport International
               Pool, Inc.
10.22          Vehicle Lease Agreement by and between Merchants     (1)
               Dutch Express, Inc. and Empire Truck Rental
10.23          Vehicle Lease Agreement by and between Merchants     (1)
               Dutch Express, Inc. and ProLeasing, a division of Kenworth of Jackson, Inc.
10.24          Security Agreement Retail Installment Contract by    (1)
               and between Merchants Dutch Express, Inc. and
               Jackson White GMC
10.25          Security Agreement and Promissory Note in the        (1)
               amount of $219,600 made payable to PACCAR
               Financial Corp.
10.26          Security Agreement Retail Installment Contract by    (1)
               and between Merchants Dutch Express, Inc. and
               Arrow Truck Sales, Inc.
10.27          Uniform Packaged Motor Carrier Contract by and       (2)
               between Merchants Dutch Express, Inc. and the Dow

Exhibit
Number         DESCRIPTION                                         PAGE

               Chemical Company

10.28          Master Agreement for Motor Transportation            (2)
               Services by and between Merchants Dutch Express,
               Inc. and General Motors Corporation

10.29          International Paper Company Motor Carrier            (2)
               Truckload Van Transportation Contract by and between Merchants Dutch Express, Inc. and
               International Paper Company

10.31          Lease Agreement between Richard and Judy Johnson     (5)
               and Ampace Corporation

10.32          Settlement Agreement and General Release dated       (4)
               August 31, 1995 between Steven R. Green and
               Ampace Corporation

10.33          Settlement Agreement and General Release dated       (4)
               August 31, 1995 between Stephen G. Fleischer and
               Ampace Corporation

10.34          Revolving Credit Agreement between Ampace            (5)
               Corporation and LaSalle National Bank dated
               December 31, 1995

10.35          $3 million Promissory Note by Ampace Corporation     (5)
               in favor of LaSalle National Bank dated December
               31, 1995

10.36          Agreement by and among Ampace Corporation,
               Ampace Acquisition, Amanday Express, Inc., and
               Carl A. Cheshire and Elizabeth B. Cheshire dated
               February 29, 1996

27.1           Financial Data Schedule

(1) Incorporated by reference to the Company's Form SB-2 Registration Statement No. 33-87656C as filed with the SEC on December 22, 1994.

(2) Incorporated by reference to the Company's Amendment No. 1 to Form SB-2 Registration Statement No. 33-87656C as filed with the SEC on January 26, 1995.

(3) Incorporated by reference to the Company's Amendment No. 2 to Form SB-2 Registration Statement No. 33-87656C as filed with the SEC on February 14, 1995.

(4) Incorporated by reference to the Company's Current Report, Form 8-K as filed with the SEC on September 27, 1995.

(5) Incorporated by reference to the Company's Annual Report, Form 10-KSB as filed with the SEC on March 30, 1996.

     (b) REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed by the Company during the fourth quarter 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              AMPACE CORPORATION




Date: March  28, 1997               By:  s/ Jay N. Taylor
                                         -----------------------------
                                         JAY N. TAYLOR, Chief Executive Officer,
                                                 President and Director
                                                (Signature and Title)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 28, 1997              By: s/ Bruce W. Jones
                                        -----------------------------
                                         BRUCE W. JONES, Chairman of the Board
                                   Chief Financial Officer, Secretary, Treasurer
                                                 and Director

                                             (Signature and Title)

Date:  March 28, 1997              By: s/ David C. Freeman
                                       --------------------------------
                                     DAVID C. FREEMAN, Chief Operating Officer,
                                       Executive Vice President and Director
                                              (Signature and Title)

Date:  March 28, 1997              By:   s/ Douglas M. Harper
                                        --------------------------------
                                              DOUGLAS M. HARPER
                                           (Signature and Title)

Date:  March 28, 1997             By:  s/ David A. Lyman
                                       ---------------------------------
                                         DAVID A. LYMAN, Director
                                           (Signature and Title)

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Ampace Corporation:


We have audited the accompanying consolidated balance sheets of Ampace Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ampace Corporation and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended.

                                              KPMG Peat Marwick LLP



February 14, 1997, except as to the second paragraph of note 3(a) which is as of March 22, 1997
Little Rock, Arkansas

                      AMPACE CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1996 and 1995


                                 ASSETS                                        1996          1995
                                 ------                                    ------------  -------------
Current assets:
  Cash and cash equivalents                                               $   534,629     1,395,640
  Accounts receivable, less allowance for doubtful accounts of $52,256
    at December 31, 1996 and $50,000 at December 31, 1995 (note 3)          3,308,102     3,226,986
  Income taxes receivable                                                     356,591       293,242
  Prepaid expenses                                                            483,988       651,351
  Other current assets (note 5)                                               232,415        80,466
                                                                          -----------   -----------
           Total current assets                                             4,915,725     5,647,685
                                                                          -----------   -----------
Property and equipment, at cost (notes 2, 3 and 4):
  Revenue and service equipment                                            16,497,290    13,607,126
  Land                                                                        310,930       236,330
  Buildings and improvements                                                  519,994       200,992
  Furniture and office equipment                                              334,717       100,189
                                                                          -----------   -----------
           Total property and equipment                                    17,662,931    14,144,637
  Less accumulated depreciation and amortization                            5,143,275     2,721,737
                                                                          -----------   -----------
           Net property and equipment                                      12,519,656    11,422,900
                                                                          -----------   -----------
Goodwill, net of accumulated amortization of $185,875 at
  December 31, 1996 and $65,764 at December 31, 1995 (note 2)                1,764,552    1,117,981
Noncompetition agreements, net of accumulated amortization
  of $48,181 at December 31, 1996 (note 2)                                     348,029            -
Other assets                                                                   147,088      212,616
                                                                          ------------  -----------
                                                                          $ 19,695,050   18,401,182
                                                                          ============  ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
Current liabilities:
  Current installments of long-term debt (notes 2 and 3)                       936,185      318,264
  Current installments of obligations under capital leases (note 4)          4,064,094    3,699,399
  Notes payable (note 3)                                                       300,000            -
  Trade accounts payable                                                       764,747      476,221
  Accrued expenses and other current liabilities                               880,935      673,558
                                                                          ------------  -----------
                  Total current liabilities                                  6,945,961    5,167,442

Long-term debt, excluding current installments (notes 2 and 3)               3,386,331      217,203
Obligations under capital leases, excluding current installments (note 4)    3,001,183    6,300,478
Deferred income taxes (note 5)                                                       -      378,154
                                                                          ------------  -----------
                  Total liabilities                                         13,333,475   12,063,277
                                                                          ------------  -----------
Stockholders' equity (notes 6 and 7):
  Common stock, $.0001 par value. Authorized 10,000,000 shares, issued and outstanding 3,075,000 and 2,800,000 shares at
    December 31, 1996 and 1995, respectively                                       308          280
  Additional paid-in capital                                                 7,475,874    6,575,902
  Accumulated deficit                                                       (1,114,607)    (238,277)
                                                                          ------------  -----------
                  Total stockholders' equity                                 6,361,575    6,337,905

Commitments and contingencies (notes 2, 3, 4 and 7)
                                                                          ------------  -----------
                                                                          $ 19,695,050   18,401,182
                                                                          ============  ===========


See accompanying notes to consolidated financial statements.

                      AMPACE CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations

                     Years ended December 31, 1996 and 1995





                                                 1996           1995
                                            --------------  -------------
Operating revenues (note 2)                 $ 30,446,000     21,241,626
                                            ------------     ----------
Operating expenses:
  Salaries, wages and employee benefits       11,409,442      8,584,447
  Purchased transportation                     1,361,864              -
  Fuel                                         5,494,280      4,041,113
  Depreciation and amortization (note 4)       3,866,406      2,828,822
  Rent (note 4)                                2,030,035      1,647,655
  Operating supplies and expenses              2,522,242      1,686,007
  Insurance and claims                         2,203,279        742,155
  Operating taxes and licenses                   573,254        253,932
  General and administrative expenses          1,184,987        923,075
  Communication and utilities                    486,939        318,477
                                            ------------   ------------
           Total operating expenses           31,132,728     21,025,683
                                            ------------   ------------
           Operating (loss) income              (686,728)       215,943
                                            ------------   ------------

Other income (deductions):
  Interest income                                 47,664        109,788
  Interest expense                              (891,991)      (789,924)
  Other, net                                      63,794         19,060
                                            ------------   ------------
                                                (780,533)      (661,076)
                                            ------------   ------------
           Loss before income taxes           (1,467,261)      (445,133)
Income taxes (note 5)                           (590,931)      (207,245)
                                            ------------   ------------
           Net loss (notes 2 and 6)         $   (876,330)      (237,888)
                                            ============   ============
Weighted average common shares outstanding     3,025,410      2,588,767
                                            ============   ============
Loss per share (notes 2 and 6)              $       (.29)          (.09)
                                            ============   ============

See accompanying notes to consolidated financial statements.

                      AMPACE CORPORATION AND SUBSIDIARIES

            Consolidated Statements of Stockholders' Equity (Note 6)

                     Years ended December 31, 1996 and 1995






                                                                                       Additional                       Total
                                        Common stock              Treasury stock        paid-in       Accumulated    stockholders'
                                  Shares          Amount     Shares       Amount        capital         deficit        equity
                                  ------          ------     ------       ------       ----------     -----------    -------------
Balance at December 31, 1994       1,450,000       $  145          -              -         59,855          (389)           59,611
Sale of 1,350,000 shares of
   common stock                    1,350,000          135          -              -      7,659,986             -         7,660,121
Purchase of 580,000 shares
   of common stock                         -            -    580,000     (1,143,939)             -             -        (1,143,939)
Contribution of 261,450 shares
   of common stock                         -            -    261,450              -              -             -                 -
43% stock dividend on
   common stock                            -            -   (841,450)     1,143,939     (1,143,939)            -                 -
Net loss                                   -            -          -              -              -      (237,888)         (237,888)
                                 -----------        -----  ----------   -----------    -----------   -----------        ----------
Balance at December 31, 1995      2,800,000           280          -              -      6,575,902      (238,277)        6,337,905

Issuance of 275,000 shares
   in connection with
   acquisition (note 2)              275,000           28          -              -        899,972             -           900,000

Net loss                                   -            -          -              -              -      (876,330)         (876,330)
                                ------------         ----  ---------    -----------    -----------   -----------        ----------
Balance at December 31, 1996       3,075,000        $ 308          -              -      7,475,874    (1,114,607)        6,361,575
                                ============        =====  =========    ===========    ===========   ===========        ==========

See accompanying notes to consolidated financial statements.

                      AMPACE CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                     Years ended December 31, 1996 and 1995





                                                                      1996           1995
                                                                 --------------  ------------
Operating activities:
   Net loss                                                      $  (876,330)       (237,888)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation and amortization                              3,866,407       2,828,822
        Deferred income taxes                                       (604,031)       (295,957)
        Gain on disposal of property and equipment                   (27,580)              -
        Changes in operating assets and liabilities:
          Accounts receivable                                        279,376        (718,271)
          Income taxes receivable                                    (51,876)       (293,242)
          Due from employees                                               -         (66,950)
          Prepaid expenses                                           241,689        (447,915)
          Other assets                                               134,449         (68,786)
          Trade accounts payable                                     123,548        (273,251)
          Accrued expenses and other current liabilities              78,438         215,526
          Income taxes payable                                             -        (132,786)
                                                                 -----------     -----------
            Net cash provided by operating activities              3,164,090         509,302
                                                                 -----------     -----------
Investing activities:
   Proceeds from sale of property and equipment                      461,510               -
   Purchases of property and equipment                            (3,650,894)        (71,006)
   Proceeds from sales-type leases                                   237,666               -
   Acquisition of net assets of subsidiaries, net of
     cash acquired (note 2)                                         (875,913)     (3,030,838)
                                                                 -----------     -----------
            Net cash used by investing activities                 (3,827,631)     (3,101,844)
                                                                 -----------     -----------

Financing activities:
   Proceeds from sale of common stock, net of offering costs               -       7,850,363
   Purchase of treasury stock                                              -      (1,143,939)
   Repayment of notes payable                                              -        (200,000)
   Proceeds from revolving credit agreement                          300,000               -
   Repayment of note payable to shareholder                          (38,244)              -
   Proceeds from long-term debt                                    3,380,285               -
   Principal payments on long-term debt                             (633,508)       (322,613)
   Principal payments on capital lease obligations                (3,206,003)     (2,264,575)
                                                                 -----------     -----------
            Net cash provided (used) by
                financing activities                                (197,470)      3,919,236
                                                                 -----------     -----------
Net (decrease) increase in cash and cash equivalents                (861,011)      1,326,694
Cash and cash equivalents at beginning of period                   1,395,640          68,946
                                                                 -----------     -----------
Cash and cash equivalents at end of period                       $   534,629       1,395,640
                                                                 ===========     ===========


                                                                     (Continued)

                      AMPACE CORPORATION AND SUBSIDIARIES

                                                                          1996           1995
                                                                       ------------  -------------
Supplementary disclosure of cash flow information:
   Interest paid                                                        $ 888,932       774,816
   Income taxes paid                                                       71,194       514,740
   Satisfaction of capital lease obligation through return
       of equipment                                                       931,529       224,239
   Note payable issued in connection with acquisition
       of subsidiary (note 2)                                             100,000             -
   Common stock issued in connection with acquisition
       of subsidiary (note 2)                                             900,000             -
                                                                        =========      ========

See accompanying notes to consolidated financial statements.

                      AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995




(1)  Summary of Significant Accounting Policies

     Ampace Corporation, together with its wholly-owned subsidiaries
       ("Company"), is an irregular route, common and contract motor carrier specializing in dry van full truckload transportation services. Significant accounting policies are as follows:

     (a) Use of Estimates

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (b) Principles of Consolidation

         The consolidated financial statements include the accounts of Ampace
            Corporation and its wholly-owned subsidiaries, Merchants Dutch Express, Inc. ("MDX"), Amanday Express, Inc. ("Amanday") and Ampace Dedicated Services, Inc. ("Dedicated"). All significant intercompany transactions have been eliminated in consolidation.

     (c) Revenue Recognition

         Revenue is recognized when the goods are delivered to the customer.
            Costs and related expenses are recorded as incurred.

     (d) Property and Equipment

         Property and equipment are stated at cost. Equipment under capital leases is stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease. Depreciation on property and equipment is calculated on the straight-line method over each assets estimated useful life, 2 - 10 years for revenue and service equipment, 10 - 34 years for buildings and improvements, and 3 - 10 years for furniture and equipment. Amortization of equipment under capital leases is provided on the straight-line method over the shorter of the lease term or estimated useful lives of the assets.

     (e) Income Taxes

         Income taxes are accounted for under the asset and liability method.
            Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                                                                     (Continued)

                      AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




     (f)  Cash Equivalents

          The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents.

     (g)  Goodwill

          Goodwill, which represents the excess of purchase price over the estimated fair value of assets and liabilities acquired, is amortized on a straight-line basis over a period of 15 years. The Company continually reevaluates the propriety of the carrying amount of goodwill as well as the related amortization period to determine whether current events and circumstances warrant adjustments to the carrying values and/or revised estimates of useful lives. This evaluation is based on the Company's projection of the undiscounted operating income before depreciation, amortization and interest over the remaining lives of the amortization periods of related goodwill. The projections are based on the historical trend line of actual results since the commencement of operations and adjusted for expected changes in operating results. To the extent such projections indicate that the undiscounted operating income (as defined above) is not expected to be adequate to recover the carrying amount of goodwill, such carrying amounts are written down by charges to expense in amounts equal to the excess of the carrying amount of goodwill over the projected discounted operating cash flows using a discount rate reflecting the Company's cost of funds. At this time, the Company believes that no significant impairment of goodwill has occurred and that no reduction of the estimated useful lives is warranted.

     (h)  Noncompetition Agreements

          Noncompetition agreements entered into with the previous owners of the subsidiaries and acquired businesses are being amortized over their contractual lives (3 to 5 years) using the straight-line method (note 2).

     (i)  Earnings Per Share

          Earnings per share have been computed based on its weighted average number of shares outstanding. Shares issuable under employee stock options and the underwriter's warrant are excluded from the weighted average number of shares as their dilutive effect is less than 3%.

     (j)  Credit Risk

          Two customers accounted for approximately 27% and 24%, in the aggregate, of the Company's consolidated revenues for the years ended December 31, 1996 and 1995, respectively.

          Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Other than the above mentioned major customers, concentrations of credit risk with respect to trade receivables are limited due to the number of customers and range of industries which they represent. The Company does not require collateral or security from its customers. The amount of loss should customers fail to pay
            the receivables is limited to the notional amount   of such
            receivables.



                                                                    (Continued)

                      AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     (k) Stock Option Plans

         During 1995, the Financial Accounting Standards Board issued
            Statements on Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION." SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and requires that compensation expense be recognized over the vesting period in an amount equal to the fair value of the award on the date of grant. SFAS No. 123 allows an election, and the Company has elected, to continue to apply the provisions of Accounting Principles Board Opinion No. 25 "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and provide pro forma net income and disclosure information as if the provisions of SFAS No. 123 had been adopted.

     (l) Impairment of Long-Lived Assets

         The Company adopted the provisions of SFAS No. 121, "ACCOUNTING FOR THE
            IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," on January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Adoption of SFAS No. 121 did not have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

     (m) Prior Year Reclassifications

         Certain 1995 amounts have been reclassified to conform to 1996 presentation. These prior year reclassifications had no impact on 1995 consolidated net loss.

(2)  Acquisitions

     Concurrent with the closing of the offering in 1995 (note 6), the Company purchased all of the capital stock of MDX for $3,500,000 in cash. Effective March 31, 1996, the Company purchased all of the capital stock of Amanday for a total purchase price of $2,048,261, consisting of cash of $1,048,261, a note payable of $100,000 and 275,000 shares of the Company's common stock. Under the terms of the Amanday purchase agreement, the Company is obligated to issue an additional 25,000 shares of common stock to the previous owner of Amanday on March 31, 1998 in the event the average price of the Company's common stock does not exceed $5.00 per share. At March 31, 1996, the Company's common stock had a fair value of $3.00 per share. The value of the contingently issuable shares were included in the purchase price, and the excess of the fair value of both the shares issued and contingently issuable over the par value of the shares issued was credited to additional paid-in capital. Should the contingently issuable shares be issued, the par value of such shares will be charged to additional paid-in capital.



                                                                    (Continued)

                      AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




  The acquisition of MDX and Amanday have been accounted for under the purchase method of accounting for business combinations. The results of operations of each Company have been consolidated into the Company's results of operations from the acquisition dates forward. The allocations of the purchase price to assets and liabilities acquired in connection with these acquisitions are as follows:


                                                      MDX         Amanday
                                                 -------------  -----------
        Assets acquired:
           Cash                                     $    469,162       247,348
           Accounts receivable, net                    2,508,715       360,492
           Prepaid expenses                              203,013             -
           Net property and equipment                 14,339,191     2,599,217
           Investments in sales-type leases                    -       266,088
           Goodwill                                    1,183,745       601,901
           Noncompetition agreements                           -       321,210
           Other assets                                  143,830        85,799
                                                    ------------    ----------
                                                      18,847,656     4,482,055
                                                    ------------    ----------

        Liabilities acquired:
           Trade accounts payable                        749,472       164,978
           Accrued expenses                              458,032        53,939
           Income taxes payable                          132,786             -
           Deferred income taxes                         660,595       223,896
           Long-term debt                                858,080       788,049
           Obligations under capital leases           12,488,691     1,202,932
                                                    ------------    ----------
                                                      15,347,656     2,433,794
                                                    ------------    ----------

        Net assets acquired                            3,500,000     2,048,261
           Less:
              Cash acquired                             (469,162)     (247,348)
              Company common stock issued                      -      (900,000)
              Note payable issued                              -      (100,000)
                                                    ------------    ----------
                                                    $  3,030,838       800,913
                                                    ============    ==========

  During 1996, the Company determined that the original allocation of the purchase price for MDX as shown above was incorrect. Accordingly, the original allocation to property and equipment was reduced and the allocation to goodwill was increased by $89,781.



                                                                     (Continued)

                      AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




  A summary of operating and cash flow information of MDX for the period from January 1, 1995 to February 24, 1995 and Amanday for the period from January 1, 1996 to March 31, 1996 is as follows:


                                                         MDX         Amanday
                                                     -----------  ------------
          Operations information:
             Operating revenues                      $ 3,596,847     1,658,332
             Operating expenses                        3,963,797     1,655,246
             Interest expense                            228,047        42,251
             Net loss                                   (366,936)      (18,990)
                                                     ===========     =========
          Cash flow information:
             Provided by operating activities            280,163       252,168
             Provided (used) by investing activities     (26,594)       39,491
             Used by financing activities               (393,517)     (159,022)
                                                      ==========     =========

  Assuming the initial capitalization of the Company, the completion of the offering of 1,350,000 shares of common stock at $7.00 per share and the acquisitions of MDX and Amanday, accounted for under the purchase method of accounting, had occurred on January 1, 1995, pro forma unaudited results of operations for the Company for the years ended December 31, 1996 and 1995 would have been as follows:


                                       1996         1995
                                       ----         ----
           Operating revenues     $ 32,104,300    32,627,500
                                  ============    ==========

           Net loss               $   (858,200)     (164,100)
                                  ============    ==========

           Loss per share         $       (.28)         (.05)
                                  ============    ==========


  The Company also acquired certain intangible assets from SMX Transport, Inc.
       ("SMX") during 1996. The total cost of these assets was $75,000 and has been allocated to goodwill.

  In connection with the acquisition of Amanday and the intangible assets of SMX, the Company entered into noncompete agreements with the previous owners. The agreement with the previous owner of Amanday includes certain noncompetition covenants during the five-year period subsequent to the acquisition of Amanday for which the Company will pay $77,400 annually during the noncompete period. The present value of the Company's annual noncompetition payments to the previous owner of Amanday is included in current and noncurrent installments of long-term debt in the December 31, 1996 consolidated balance sheet (note 3). The agreements with the previous owners of SMX include certain covenants not to compete for a period of three years following the date of acquisition. In accordance with the terms of the agreements, the Company may be obligated to make an additional payment to the previous owners of SMX, not to exceed $75,000, in the event that revenues from the acquired intangible assets exceed certain agreed upon amounts.

                                                                     (Continued)

                      AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(3)  Debt

  (a) Notes Payable

      Effective December 31, 1995, the Company entered into a revolving credit agreement with a bank which expires December 31, 1997. Borrowings under the agreement are limited to the lesser of $3,000,000 or a borrowing base of eligible receivables. Interest on outstanding borrowings is due monthly and is equal to, at the CompanyOs option, either the prime rate or the London Interbank Offered Rate, established by the bank, plus 200 or 225 basis points depending on certain financial ratios of the Company. The revolving credit agreement requires the Company to maintain certain financial ratios. (ADDITIONAL DISCUSSION PENDING CONVENANT WAIVERS.) Under the agreement the Company will pay the bank a fee equal to 1/4% of the unused portion of the available borrowings on a quarterly basis. At December 31, 1996, the Company had aggregate amounts of borrowings under the revolving credit agreement of $300,000 (none at December 31, 1995).

        At December 31, 1996, the Company was not in compliance with certain financial ratios measuring tangible net worth and debt service coverage. On March 22, 1997, the bank waived the violations of these covenants through March 31, 1997 and the Company is now in compliance. The Company and the bank are renegotiating revisions to the covenants. Based upon the proposed revisions to the covenants and the Company's proposed operating plan for 1997, management believes the Company will be in compliance with the amended financial ratios of the credit facility agreement during 1997.

  (b) Long-Term Debt

      Long-term debt consists of the following at December 31, 1996 and 1995:

                                                                       1996      1995
                                                                       ----      ----
Note payable in monthly installments of $2,340 including
interest at 1% over prime (9.25% at December 31, 1996) with
the balance due September 1999                                       $ 165,019  172,793

Note payable in monthly installments of $22,250 including
interest at 9.42% with balance due June 1999, secured by
certain revenue and service equipment                                  534,452        -

Various equipment notes payable in monthly installments of
$68,976 including interest at 8.05% to 8.52% through
October 2001, secured by certain revenue and service
equipment                                                            3,235,445        -

Payable to previous owner for noncompetition agreement in
annual installments of $77,400 including imputed interest
of 8.25% (note 2)                                                      243,810        -

Acquisition note payable to previous owner, interest
payable quarterly at 8%, balance due March 2000 (note 2)               100,000        -


                                                                     (Continued)

                      AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                                                                   1996              1995
                                                                   ----              ----
Various equipment notes payable in monthly
  installments including interest at .25% over prime
   (subject to minimum and maximum rates) through June
   1997                                                            $    43,790       225,196

Other equipment notes                                                        -       137,478
                                                                   -----------       -------
                                                                     4,322,516       535,467
Less current maturities                                                936,185       318,264
                                                                   -----------       -------
                                                                   $ 3,386,331       217,203
                                                                   ===========       =======

       Aggregate annual maturities of long-term debt as of December 31, 1996 are as follows: 1997, $936,185; 1998, $960,214; 1999, $938,708; 2000,
          $896,206; and 2001, $591,203.

(4)  Leases

     The Company is obligated under various capital and operating leases for certain revenue and service equipment that expire at various dates
       during the next four years.   At December 31, 1996 and 1995, the gross
       amount of property and equipment and related accumulated amortization recorded under capital leases were as follows:


                                      1996            1995
                                      ----            ----
Revenue and service equipment      $ 11,290,604    12,223,131
Less accumulated amortization         4,408,895     2,409,434
                                   ------------   -----------
                                   $  6,881,709     9,813,697
                                   ============   ===========

Amortization of assets held under capital leases is included with depreciation expense.

Future minimum payments under capital and operating leases as of December 31, 1996 are:


                                           Capital     Operating
                                            leases      leases
                                          ----------  ----------
                  1997                   $ 4,457,474      389,160
                  1998                     2,569,255      336,183
                  1999                       598,950      303,600
                  2000                             -      227,700
                                         -----------   ----------
Total minimum lease payments               7,625,679   $1,256,643
                                                       ==========
Less amount representing interest            560,402
                                         -----------

Present value of net minimum capital
   lease payments                          7,065,277

Less current installments of obligations
   under capital leases                    4,064,094
                                         -----------
Obligations under capital leases,
   excluding current installments        $ 3,001,183
                                         ===========

                                                                     (Continued)

                      AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(5)  Income Taxes

     Income tax expense (benefit) consists of:

                                             1996       1995
                                             ----       ----
        Current:
           Federal                         $ 34,336      70,645
           State                            (21,236)     18,067
                                           --------   ---------
                Total current                13,100      88,712
                                           --------   ---------
        Deferred:
           Federal                         (534,988)   (257,239)
           State                            (69,043)    (38,718)
                                          ---------   ---------
                Total deferred             (604,031)   (295,957)
                                          ----------  ----------
                                          $(590,931)   (207,245)
                                          ==========  ==========

  Income tax benefit differs from the amounts computed by applying the U.S.
       Federal income tax rate of 34 percent to loss before income taxes as a result of the following:


                                                     1996           1995
                                                     ----           ----
        Computed "expected" tax benefit             $(498,868)    (151,345)
        State income taxes, net of Federal benefit    (59,584)     (13,630)
        Nondeductible goodwill amortization            40,271            -
        Other, net                                    (72,750)     (42,270)
                                                    ---------     --------
                                                    $(590,931)    (207,245)
                                                    =========     ========

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                 1996        1995
                                                 ----        ----
        Deferred tax assets:
           Compensated absences                 $ 51,064    84,879
           Capitalized leases                     72,139    73,132
           Net operating loss carryforwards      667,486         -
           Other                                  40,390    27,496
                                                --------  --------
              Total gross deferred tax assets    831,079   185,507
                                                --------  --------

                                                                     (Continued)

                      AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                                                   1996      1995
                                                   ----      ----
          Deferred tax liabilities:
            Property and equipment              $ 716,168   451,286
            Unbilled revenue                       71,730    86,076
            Other                                  27,684    12,783
                                                ---------  --------
              Total deferred tax liabilities      815,582   550,145
                                                ---------  --------
              Net deferred tax assets           $  15,497  (364,638)
              (liabilities)                     =========  ========

     There was no valuation allowance for deferred tax assets as of January 1, 1995. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the scheduled reversals of deferred tax liabilities and tax planning strategies over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

     Deferred tax assets of $15,497 and $13,516, respectively, are included in other current assets in the accompanying consolidated balance sheets at December 31, 1996 and 1995.

(6)  Capital Stock

     On February 16, 1995 the Company completed an initial public offering for the sale of 1,200,000 shares of common stock at a price of $7.00 per share. The net proceeds from the offering, received by the Company on February 24, 1995, were $6,708,528 (net of underwriting discounts of $756,000 and expenses of $935,472). On March 15, 1995, the underwriters exercised an option to purchase an additional 150,000 shares of common stock under the same terms as the offering to cover over-allotments.
       The net proceeds from this sale, received by the Company on March 15, 1995, were $951,593 (net of underwriting discounts of $94,500 and expenses of $3,907).

     On August 24, 1995 the Board of Directors of the Company approved the reacquisition of 580,000 shares of common stock from two of the Company's original stockholders/officers for $1,143,939 including $40,439 in transaction costs. Concurrent with this reacquisition the two stockholders/officers resigned from their positions with the Company. In connection with this transaction, the Board of Directors also required the remaining three original stockholders/officers to contribute in aggregate at no cost 261,450 shares of common stock to stock to the Company. On October 14, 1995, the 841,450 treasury shares were reissued, in the form of a 43% stock dividend, to shareholders of record as of September 21, 1995. The net effect of these transactions was to redistribute the 580,000 shares acquired to the Company's outside shareholders. The accompanying consolidated financial statements give effect to the transactions as if all had occurred simultaneously and the $1,143,939 cost of the redistributed shares has been charged to additional paid-in capital.

                                                                     (Continued)

                      AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




  The Company entered into five-year employment agreements with its five executive officers, each of whom owned 20% of the Company's common stock prior to the offering. As part of their employment agreements, each of the executive officers has been granted an option to purchase 75,000 shares of the Company's common stock. The options of two of the officers were terminated upon their resignations from the Company. The remaining outstanding options and option exercise prices were subsequently adjusted on a pro rata basis for the effects of the previously mentioned stock dividend. The options are exercisable in equal annual installments of 21,450 shares beginning February 16, 1995 at an initial price of 125% of the initial offering price, as adjusted for the stock dividend, for the first installment. Future installment prices increase $.50 per share at each installment exercise date. The options expire seven years after the options are granted. At both December 31, 1996 and 1995, 321,750 of these options were outstanding.

  During 1995, the Company adopted a stock option plan for the benefit of non-employee directors of the Company. Under this plan, 60,000 shares of stock will be reserved for issuance upon exercise of such options. Each eligible director and advisor to the board of directors in office at February 16, 1995 and at adjournment of each annual meeting held subsequent to the offering will automatically be granted options to purchase 5,000 shares of the Company's common stock at a price equal to 125% of the closing price of the common stock on the date of grant. The maximum term of options granted under the plan will be ten years. At both December 31, 1996 and 1995, 10,000 of these options were outstanding.

  During 1995, the Company adopted an incentive stock option plan for certain key employees, other than the three executives referred to in the preceding paragraphs. Under the incentive plan, the Company is authorized to grant options to purchase up to 150,000 shares of common stock at the fair market value of the stock on the date the option is granted. Options are exercisable beginning three years after grant date and expire ten years after grant date. Options for 33,000 shares and 10,000 shares are outstanding at December 31, 1996 and 1995, respectively.

  The per share weighted-average fair value of stock options granted during 1996 and 1995 was $2.12 and $0.23, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:



                                          1996          1995
                                          ----          ----
           Risk-free interest rate        4.5%          4.5%
           Expected life                10 years     7 - 10 years
           Expected volatility            0.76          0.76
           Expected dividend yield         -              -

                                                                     (Continued)

                      AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




  The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation costs based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, the Company's net loss would have increased to the following pro forma amounts:



                                         1996        1995
                                         ----        ----
            Net loss:
                As reported          $ (876,330)   (237,888)
                                     ==========    ========

                Pro forma            $ (922,310)   (309,313)
                                     ==========    ========

                Pro forma, per share $     (.30)       (.12)
                                     ==========    ========

  Stock option activity during the periods is as follows:




                                            Number    Weighted-average
                                           of shares   exercise price
                                           ---------  ----------------
          Balance at December 31, 1994           -       $      -
             Granted                        400,000          9.55
             Forfeited                     (155,000)        (9.72)
             Effect of stock dividend        96,750         (5.56)
                                           --------
          Balance at December 31, 1995      341,750          5.58
             Granted                         33,000          3.32
             Forfeited                      (10,000)        (8.75)
                                           --------
          Balance at December 31, 1996      364,750          5.29
                                           ========      ========

  At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.34 - $6.13 and
       5.67 years, respectively.

  At December 31, 1996 and 1995, the number of options exercisable was 135,700 and 74,350, respectively, and the weighted-average exercise price of those options was $5.34 and $5.50, respectively.


                                                                     (Continued)

                      AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(7)  Commitments

     The Company sold to the underwriter for $120, warrants to purchase 120,000 shares of the Company's common stock. The warrants are exercisable at any time after the first anniversary of the closing of the offering, expire five years from the closing of the offering, and provide the right to purchase one share of the Company's stock for each warrant held at a price per share equal to 145% of the offering price. The Company has also agreed to register the shares subject to the warrants at any time so requested by the warrant holders during the exercise period.
       The underwriter was paid at closing a consulting fee of $72,000 and the Company will be required to utilize the services of the underwriter for a period of three years in connection with future corporate financing or merger transactions.

     One of the Company's subsidiaries has a 401(k) plan, which covers substantially all full-time employees. Employees are permitted to contribute up to 19% of their compensation to the plan. The Company may make either matching and/or discretionary contributions to the plan each year as determined by the Board of Directors of the Company. Contributions made by the Company to the plan have not been significant. Subsequent to December 31, 1996, the Company has elected to terminate the 401(k) plan and distribute the plan's net assets in accordance with the terms of the plan document.

(8)  Fair Value of Financial Instruments

     Cash and cash equivalents, Accounts Receivable, Income Taxes Receivable, Notes Payable and Trade Accounts Payable

     The carrying amount approximates fair value because of the short maturity of these instruments.

     Long-Term Debt

     The fair value of long-term debt is presented as the present value of future cash flows discounted at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers.

     Obligations Under Capital Leases

     The fair value of obligations under capital leases is estimated by discounting the future minimum payments under capital leases at rates currently offered to the Company by similar leases with comparable terms.

     The estimated fair values of the Company's financial instruments at December 31, 1996 are summarized as follows:


                                                  Carrying   Estimated
                                                   amount    fair value
                                                  ---------  ----------
         Cash and cash equivalents                $  534,629    534,629
         Accounts receivable                       3,308,102  3,308,102
         Income taxes receivable                     356,591    356,591
         Trade accounts payable                      764,747    764,747
         Notes payable                               300,000    300,000
         Long-term debt                            4,322,516  4,333,544
         Obligations under capital leases          7,065,277  7,028,804
                                                  ==========  =========