Form 10QSB
period 1997-03-31
AMPACE CORP
filed 1997-05-15
CIK 935678

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)


      [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the quarterly period ended March 31, 1997
                                             --------------

      [ ]     Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from                  to
                                     -----------------  -----------------

      Commission file number    0-25352
                                -----------------------------------------------


                               Ampace Corporation
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


                  Delaware                             36-3988574
--------------------------------------------------------------------------------
        (State or Other Jurisdiction                (I.R.S. Employer
      of Incorporation or Organization)            Identification No.)

               130 Mabry Hood Road, Suite 220, Knoxville, TN 37922
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (423) 691-5799
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                                       N/A
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            X           No
       ----------------          -------------------


State the number of shares outstanding of each of the Issuer's classes of common
equity, as of the last practicable date:      3,075,000
                                        -------------------

Transitional Small Business Disclosure Format (check one)

Yes                        No             X
       ----------------          -------------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

See Financial Statements attached hereto

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the attached interim consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto for the calendar year ended December 31, 1996. It also contains forward-looking statements which involve risks and uncertainties, including (without limitation) increases in fuel costs, unavailability of acceptable target companies for acquisitions, unavailability of acquisition financing and working capital, inability to successfully integrate acquired entities into the business of the Company, increases in interests rates, unavailability of qualified drivers, competition from other companies and unpredictability of customers' business cycles and shipping demands and certain other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of these factors.

RESULTS OF OPERATIONS

         During the first quarter of 1997, the Company combined several of its existing operations, including Amanday Express into Ampace Dedicated Services, Inc., (ADS), a subsidiary established in September 1996 coincidental with the acquisition of certain intangible assets of SMX Transport, Inc. This consolidation left two operating subsidiaries of Ampace, ADS and Merchants Dutch Express, Inc. (MDX). The purpose of the consolidation was to segment the Company's dedicated and short haul operations from its long haul operations at MDX and to improve operating efficiency. One of the Company's main priorities for 1997 is to grow ADS through the acquisitions of small regional carriers and internal business development.

         To facilitate the development of new customers, the Company formalized its business development activities during the first quarter of 1997 under the direction of one of its co-founders. Several business development professionals were hired during the quarter and a Vice President of Business Development joined the Company in April 1997. The Company continues to investigate opportunities for additional acquisitions in its industry.

         The following table sets forth the change in amounts and percentage change between the first quarter of 1997 and the comparable period in 1996 of certain revenue and expense items.

                   Three Months Ended March 31, 1997 vs. 1996
                                 (in thousands)

                                                              Increase
                                                             (Decrease)                  %
                                                             in amounts                Change
                                                             ----------              ----------

         Operating revenues                                   $ 1,045                     16%

         Operating expenses:
              Salaries, wages and benefits                        352                    13%
              Purchased transportation                            695                   100%
              Fuel                                                100                     8%
              Depreciation and amortization                       118                    14%
              Rent                                               (265)                  (44)%
              Operating supplies and expenses                     104                    21%
              Insurance and claims                                  9                     3%
              Operating taxes and licenses                         78                   108%
              General and administrative expenses                (225)                 (136)%
              Communications and utilities                         37                    41%
                                                              -------                   ---
                      Total operating expenses                  1,004                    15%
                                                              -------                   ---
                      Operating income                        $    41                    42%
                                                              =======                   ===


OPERATING REVENUES

         Operating revenues for the first quarter of 1997 increased approximately $1.0 million or 15.7 percent to $7.7 million from $6.6 million in the first quarter of 1996. The significant increase in operating revenues was due primarily to the additional revenue generated by Amanday Express, Inc., (Amanday), which the Company acquired effective April 1, 1996, and certain assets of SMX Transport, Inc., (SMX), which the Company acquired effective September 1, 1996.


OPERATING EXPENSES

         Total operating expense for the first quarter of 1997 increased approximately $1.0 million, or 15.3 percent over the comparable period of 1996. This increase was principally the result of the Company's two acquisitions. Operating income increased $41,292 to $140,292. This was offset by additional interest expense of $184,120, incurred primarily in connection with the acquisitions. Accordingly the net loss for the first quarter of 1997 increased $136,000 from $57,000 for the same period of 1996.

         Salaries, fuel, depreciation and operating supplies expenses increased consistently with the increase in revenues. Purchased transportation increased 100 percent during the first quarter of 1997. This increase was the result of the acquired companies use of owner operations. Equipment rentals decreased approximately 44 percent primarily due to a reduction in the number of rental trailers at MDX. Operating taxes increased 108 percent in the first quarter of 1997 due to annualizing the license accrual of MDX. General and administrative expenses decreased due to a reduction in relative staffing and a one time sales tax refund received during the first quarter of 1997. Communication and utilities expenses increased 41 percent as a result of the additional revenue and remote communication costs associated with centralized processing in Knoxville, Tennessee for ADS.


LIQUIDITY AND CAPITAL RESOURCES

         Since its initial public stock offering in February 1995, the Company has used the proceeds from the offering to fund acquisitions and support business development activities. Working capital requirements have been funded with cash generated from operations and a line of credit secured by the Company's trade receivables.

         The Company has utilized $3,500,000, $1,000,000 and $225,000 of the net proceeds to acquire all the outstanding stock of MDX and Amanday, and certain intangible assets from SMX respectfully. The Company has also been required to use cash flow from operations and its credit line to support working capital associated with the increase in revenues. The negative working capital at December 31, 1996 and March 31, 1997 reflect the liability of the guaranteed residuals of maturing capitalized leases without the corresponding offset of the asset values.

         Net additions to property and equipment during the first quarter of 1997 totaled $.4 million compared to $.1 million in 1996. Substantially all of the capital expenditures for the first quarter of 1997 were paid in cash. Revenue equipment purchases were subsequently refinanced during the second quarter of 1997. The Company's acquisitions are currently being financed with various forms of debt. Accordingly, the two acquisitions completed during 1996 caused the Company's net debt to increase by approximately $1.4 million.

         ADS will require additional working capital during the start-up phase of its operations as additional operating centers are established. Acquisitions anticipated to be consummated during 1997 will be financed by equipment lenders, seller financing and the Company's existing line of credit. Management believes that operational cash flow, current credit facilities and acquisition related financing alternatives are sufficient to meet its need for working capital, including the existing working capital deficit, and expansion plans for 1997. The Company is currently in discussion with various financial institutions to secure additional capital for future acquisitions and restructuring existing debt facilities, although no assurances can be given that such additional capital can be obtained or obtained on terms favorable to the Company.

         PART II
         OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

a)       Exhibit No.     Description

             27          Financial Data Schedule (For SEC use only)

b)       Reports on Form 8-K
         -    None

Attachment-Item 1. Financial Statements

                        AMPACE CORPORATION & SUBSIDIARY

                     Condensed Consolidated Balance Sheets

                     December 31, 1996 and March 31, 1997
                                  (Unaudited)
                                    ($000)

                                                                       December 31, 1996   March 31, 1997
                                                                       -----------------   --------------
         ASSETS

Current Assets:
  Cash and cash equivalents                                              $          534    $         -
  Accounts Receivable, net                                                        3,308             3,954
  Other current assets                                                            1,073               629
                                                                         --------------    --------------
     Total Current assets                                                         4,915             4,583
                                                                         --------------    --------------

Property and equipment, net                                                      12,520            12,114

Other assets                                                                      2,260             2,260
                                                                         --------------    --------------
                                                                         $       19,695    $       18,957
                                                                         ==============    ==============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt and
     capital lease obligations                                                    5,002             4,788
  Other current liabilities                                                       1,944             2,033
                                                                         --------------    --------------
     Total current liabilities                                                    6,946             6,821

Long-term debt and capital lease obligations
  excluding current installments                                                  6,387             5,912
                                                                         --------------    --------------
     Total liabilities                                                           13,333            12,733
                                                                         --------------    --------------

Stockholders' equity:
  Common stock, $.0001 par value.  Authorized
  10,000,000 shares at December 31,1996 and
  March 31, 1997
Additional paid in capital                                                        7,476             7,476
Accumulated deficit                                                              (1,114)           (1,252)
                                                                         --------------    --------------
     Total stockholders' equity                                                   6,362             6,224

Commitments and contingencies
                                                                         $       19,695    $       18,957
                                                                         ==============    ==============

See accompanying notes to condensed consolidated financial statements.

                              AMPACE CORPORATION &
                                   SUBSIDIARY

                 Condensed Consolidated Statements of Operations

                          Three Months Ended March 31,
                                  1996 and 1997
                                   (Unaudited)
                                ($000 except EPS)

                                                                              1996              1997
                                                                         --------------    --------------
Operating Revenues                                                       $        6,641    $        7,686

Salaries, wages and employee benefits                                             2,725             3,077

Other operating expenses including general
   and administrative                                                             3,817             4,469
                                                                         --------------    --------------

     Total operating expenses                                                     6,542             7,546
                                                                         --------------    --------------

     Operating income                                                                99               140

Other income (deductions):
   Interest expense, net                                                           (172)             (356)
                                                                         --------------    --------------

   Income (loss) before taxes                                                       (73)             (216)

Income taxes                                                                        (16)              (78)
                                                                         --------------    --------------

   Net income                                                            $          (57)   $         (138)
                                                                         ==============    ==============

Weighted average common shares                                                2,800,000         3,075,000
                                                                         ==============    ==============

Income (loss) per share                                                  $        (0.02)            (0.04)
                                                                         ==============    ==============


See accompanying notes to consolidated financial statements

                         AMPACE CORPORATION & SUBSIDIARY

                       Condensed Statements of Cash Flows

                   Three Months Ended March 31, 1996 and 1997
                                   (Unaudited)
                                     ($000)

                                                                              1996              1997
                                                                         --------------    --------------
Operating Activities:
   Net income (loss)                                                     $          (57)             (138)
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                837               849
    Changes in operating assets and liabilities:
         Accounts receivable, net                                                  (340)             (646)
         Other current assets                                                       597               444
         Other current liabilities                                                  278                88
                                                                         --------------    --------------
           Net cash provided (used)
           by operating activities                                                1,315               597
                                                                         --------------    --------------


Investing activities:
   Purchases of property and equipment                                              (65)             (443)
    Net cash used by investing activities                                           (65)             (443)
                                                                         --------------    --------------

Financing activities:
   Principal payments on long-term debt and capital leases                       (1,167)             (689)
                                                                         --------------    --------------
   Net cash provided by financing activities                                     (1,167)             (689)
                                                                         --------------    --------------

   Net increase in cash and cash equivalents                                         83              (535)

Cash and cash equivalents at beginning of period                                  1,395               535
                                                                         --------------    --------------

Cash and cash equivalents at end of period                               $        1,478    $            0
                                                                         ==============    ==============

Supplementary disclosure of cash flow information:
         Interest paid                                                   $          191               215
                                                                         ==============    ==============
         Income taxes paid                                               $           17                 0
                                                                         ==============    ==============

See accompanying notes to consolidated financial statements

                        AMPACE CORPORATION & SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


(1) Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes, as filed with the Securities and Exchange Commission as part of the Company's 1996 Form 10-KSB. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.


(2) Merger of Affiliate Companies

         On September 1, 1996, the Company, through a newly formed subsidiary Ampace Dedicated Services, Inc. (ADS), formally initiated its dedicated trucking operations by purchasing new customer business principally based in Florida. On February 1, 1997, Amanday Express, Inc., an affiliated company, and on March 1, 1997 a business segment of MDX, based in Dalton, Georgia, were merged into ADS.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AMPACE CORPORATION


Date: May 14, 1997             By:    s/ Jay N. Taylor
      ------------                 --------------------------------------------
                                      Jay N. Taylor, Chief Executive Officer

Date: May 14, 1997             By:    s/ Bruce W. Jones
      ------------                 --------------------------------------------
                                      Bruce W. Jones, Chief Financial Officer