Form 10QSB
period 1997-06-30
AMPACE CORP
filed 1997-08-19
CIK 935678

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)


    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended       June 30, 1997
                                               -------------

    [ ]   Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from                      to
                                     -----------------     -----------------

        Commission file number       0-25352

                                     -------------------------------------------


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


                201 Perimeter Park, Suite A, Knoxville, TN 37922
--------------------------------------------------------------------------------
                    (Address of principal executive offices)



                                 (423) 691-5799
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



               130 Mabry Hood Road, Suite 220, Knoxville, TN 37922
--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)



         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes            X           No
       ----------------          -------------------



         State the number of shares outstanding of each of the Issuer's classes
of common equity, as of the last practicable date:    3,075,000
                                                      --------------------------

             Transitional Small Business Disclosure Format (check one)


Yes                        No                 X
       ----------------          -------------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

See Financial Statements attached hereto

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the calendar year ended December 31, 1996. It also contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including the timing of acquisitions, fuel prices and the addition of new customers.

RESULTS OF OPERATIONS

         During the first quarter of 1997, the Company merged two of its existing companies, Amanday Express and one of its existing operations located in Dalton, Georgia, into Ampace Dedicated Services, Inc., (ADS), a subsidiary established in September 1996 coincidental with the acquisition of certain intangible assets of SMX Transport, Inc. This consolidation left two operating subsidiaries of Ampace, ADS and Merchants Dutch Express, Inc., (MDX). The purpose of the consolidation was to segment the Company's dedicated and short haul operations from its long haul operations at MDX, and to improve operating efficiency. One of the Company's main priorities for 1997 is to grow ADS through the acquisitions of small regional carriers and internal business development.

         During the second quarter ADS acquired two regional trucking companies, Bar-J Enterprises, Inc., based in Calhoun, Georgia, and Walker Trucking Company, based in Columbus, Ohio. Concurrent with its acquisition of Bar-J, ADS combined its Dalton, Georgia, operations with Bar-J and moved the combined operations to a new facility in Calhoun, Georgia.

COMPARISON OF SECOND QUARTER 1997 TO SECOND QUARTER 1996

         The following table sets forth items in the Consolidated Statements of Operations as a percentage of operating revenues.

                           Three Months Ended June 30

                                                            Percentage of
                                                          Operating Revenue
                                                        ---------------------
                                                         1997          1996
                                                        ---------------------
         Operating revenues                             100.0%         100.0%


         Operating expenses:
              Salaries, wages and employee benefits      39.2%          39.0%
              Purchased transportation                    9.2%           4.3%
              Fuel                                       16.1%          17.3%
              Depreciation and amortization              11.8%          12.2%
              Rent                                        7.4%           7.0%
              Operating supplies and expenses             7.1%           8.6%
              Insurance and claims                        2.8%           3.0%
              Operating taxes and licenses                2.1%           1.8%
              General and administrative expenses         3.2%           2.9%
              Communications and utilities                1.6%           1.1%
                                                          ----           ----

                      Total operating expenses          100.5%          97.1%
                                                        ------          -----


                      Operating income                   (0.5%)          2.9%

         Other Income (deductions):
              Interest expense, net                       4.0%           3.1%
                                                         ----           ----

              Income before income taxes                 (4.5%)         (0.2%)

         Income taxes                                    (1.6%)         (0.3%)
                                                         -----          -----

              Net income                                 (2.9%)             0.0%
                                                         =====             ====

OPERATING REVENUES

         Operating revenues for the second quarter of 1997 increased approximately $.615 million or 7.5 percent to $8.8 million from $8.2 million in the second quarter of 1996. The increase in operating revenues was due primarily to the completion of the Company's fourth and fifth acquisitions, Bar-J Enterprises which was combined into the existing Calhoun operation, effective May 5, 1997, and Walker Trucking which became the Columbus operation of ADS, effective June 1, 1997, respectfully. Partially offsetting these increases was a reduction in revenue generated by MDX during second quarter of 1997 compared to the same quarter of 1996.

OPERATING EXPENSES

         Salaries, wages and benefits, insurance and claims, operating taxes and general and administrative expenses remained relatively unchanged as a percentage of revenue during the second quarter of 1997 compared to the same quarter of 1996. Purchased transportation increased from 4.3% of revenue in 1996 to 9.2% during the same period of 1997. This increase resulted from the use of independent contractors associated with the Company's recent acquisitions. Fuel expense declined from 17.3% during the second quarter of 1996 to 16.1% in 1997 as a result of lower fuel prices during 1997 and a higher percentage of revenue handled by independent contractors during 1997.

         Depreciation as a percentage of revenue declined from 12.2% during the second quarter of 1996 to 11.8% for the same period in 1997 as a result of less equipment owned and more freight handled by independent contractors in 1997. Rent increased during 1997 to 7.4% from 7.0% in 1996 as a result of financing some of the 1997 acquisition equipment with operating leases. Operating supplies and expenses declined as a percentage of revenue in the second quarter of 1997 to 7.1% from 8.0% for the same period in 1996 as a result of expense reductions and, partially, from a higher percentage of expenses absorbed by independent contractors during 1997.

         Communication expense increased .5% as a percentage of revenue in the second quarter of 1997 compared to the same period in 1996. This increase resulted from centralization of data processing and the associated communication cost necessary to establish continuous real time interaction with the various remote operating centers of ADS.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30, 1996

         The following table sets forth items in the Consolidated Statements of Operations as a percentage of operating revenues.

                            Six Months Ended June 30

                                                               Percentage of
                                                             Operating Revenue
                                                             -----------------
                                                              1997       1996
                                                             -----------------
         Operating revenues                                  100.0%     100.0%

         Operating expenses:
              Salaries, wages and employee benefits           39.6%      39.9%
              Purchased transportation                         9.1%       2.4%
              Fuel                                            16.9%      18.1%
              Depreciation and amortization                   12.1%      12.4%
              Rent                                             5.9%       7.9%
              Operating supplies and expenses                  7.5%       8.2%
              Insurance and claims                             3.3%       3.6%
              Operating taxes and licenses                     2.0%       1.5%
              General and administrative expenses              1.4%       2.7%
              Communications and utilities                     1.6%       1.2%
                                                             ------      -----

                      Total operating expenses                99.4%      97.8%
                                                             ------      -----

                      Operating income                         0.6%       2.2%

         Other Income (deductions):
              Interest expenses, net                           4.3%       2.9%
                                                             ------      -----

              Income before income taxes                      (3.7%)     (0.6%)

         Income taxes                                         (1.3%)     (0.3%)
                                                             ------      -----

              Net income                                      (2.4%)     (0.4%)
                                                             ======      =====


OPERATING REVENUES


         Operating revenues for the first six months of 1997 increased approximately $1.6 million or 11.2 percent to $16.5 million from $14.8 million for the first six months of 1996. The increase in operating revenue was due primarily to the Company's recent acqusitions.


OPERATING EXPENSES

         Salaries, wages and benefits, depreciation & amortization, insurance & claims, and communications & utilities remained relatively unchanged as a percentage of revenue during the first six months of 1997 compared to the same period of 1996. Purchased transportation increased from 2.4% to 9.1%. The increase resulted from the use of independent contractors associated with the Company's recent acquisitions.

         Fuel expense decreased from 18.1% of revenue in 1996 to 16.9% of revenue as a result of lower fuel prices during 1997 and an increase in revenue handled by independent contractors during 1997. Rent decreased from 7.9% to 5.9% as a result of financing some of the equipment acquired in recent acquisitions with capital leases.

         Operating supplies and expenses decreased from 8.2% in 1996 to 7.5% in 1997. This was a result of general reductions in expenses and an increase in expenses absorbed by independent contractors. Operating taxes and licenses increased from 1.5% to 2.0% due to the licensing of equipment acquired in connection with recent acquisitions. General and administrative expenses decreased from 2.7% to 1.4% due to the receipt of a one-time sales tax refund received during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

         Since its public stock offering in February 1995, the Company has used the proceeds from the offering to fund acquisitions and support business development activities. Working capital requirements have been funded with cash generated from operations and a line of credit secured by the Company's trade receivables. Equipment purchases have principally been financed by manufacturers or through leases.

         In the second quarter of 1997, the Company borrowed $1.1 million from its line of credit to support working capital needs at MDX and ADS. The Company also financed certain equipment purchased as a part of the Bar-J and Walker acquisitions with capital and operating leases. Additionally, certain revenue equipment purchased with proceeds from the Company's line of credit in the first quarter of 1997 were refinanced in the second quarter of 1997 with a long term lease.

         The working capital at December 31, 1996 and June 30, 1997 reflect as a current liability the guaranteed residuals of maturing capitalized leases, while the corresponding asset values are shown as Property and Equipment, a long term asset. This amount is in excess of $1.1 million.

         ADS will require additional working capital during the start-up phase of its operations as additional operating centers are established. Acquisitions to be consummated during 1997 will continue to be financed by equipment lenders, leases, owner financing and use of the Company's existing line of credit. Management believes that operational cash flow, current credit facilities and acquisition related financing alternatives are sufficient to meet its need for working capital, including the existing working capital deficit, and expansion plans for 1997. The Company is currently in discussion with various financial institutions to secure additional capital for future acquisitions and restructuring existing debt facilitates and associated loan covenents.

                                     PART II
                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a)  Exhibit No.           Description

            27                 Financial Data Schedule (for SEC use only)


     b)  Reports on Form 8-K

            None

Attachment-Item 1. Financial Statements

                               AMPACE CORPORATION
                                 & SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                       December 31, 1996 and June 30, 1997
                                   (Unaudited)

                                                           December 31,        June 30,
                                                               1996              1997
                                                           ------------      -----------
                  ASSETS
Current Assets:
  Cash and cash equivalents                                $    534,629          377,059
  Accounts Receivable, net                                    3,308,102        4,880,549
  Other current assets                                        1,072,994        1,914,887
                                                           ------------      -----------
    Total Current assets                                      4,915,725        7,172,495
                                                           ------------      -----------

Property and equipment, net                                  12,519,656       11,189,721

Other assets                                                  2,259,669        2,466,267
                                                           ------------      -----------
                                                           $ 19,695,050       20,828,483
                                                           ============      ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt and
    capital lease obligations                                 5,000,279        5,929,916
  Other current liabilities                                   1,945,682        2,863,492
                                                           ------------      -----------
    Total current liabilities                                 6,945,961        8,793,408

Long-term debt and capital lease obligations
  excluding current installments                              6,387,514        6,075,046
                                                           ------------      -----------
    Total liabilities                                        13,333,475       14,868,454
                                                           ------------      -----------

Stockholders' equity:
  Common stock, $.0001 par. Value.  Authorized
  10,000,000 shares at December 31,1996 and
  June 30, 1997
Additional paid in capital                                    7,476,182        7,476,182
Accumulated deficit                                          (1,114,607)      (1,516,153)
                                                           ------------      -----------
    Total stockholders' equity                                6,361,575        5,960,029

Commitments and contingencies
                                                           ------------      ------------
                                                           $ 19,695,050       20,828,483
                                                           ============      ===========

See accompanying notes to condensed consolidated financial statements.

                               AMPACE CORPORATION
                                 & SUBSIDIARIES

                      Consolidated Statements of Operations

                    Three Months Ended June 30, 1996 and 1997
                                   (Unaudited)

                                                    1996            1997
                                                 -----------     ----------
Operating Revenues                               $ 8,202,000      8,817,233

  Salaries, wages and employee benefits            3,200,000      3,455,362
  Purchased transportation                           349,000        814,337
  Fuel                                             1,417,000      1,418,056
  Depreciation & amortization                      1,000,000      1,044,326
  Rent                                               575,000        649,871
  Operating supplies & expenses                      704,000        624,680
  Insurance & claims                                 246,000        246,273
  Operating taxes & licenses                         145,000        187,240
  General & administrative expenses                  239,000        284,041
  Communication & utilities                           91,000        137,777
                                                 -----------     ----------

    Total Operating Expenses                       7,966,000      8,861,964
                                                 -----------     ----------

    Operating Income                                 236,000        (44,731)

Other income (deductions):
  Interest expense, net                              253,460        352,735
                                                 -----------     ----------


  Income (loss) before taxes                         (17,460)      (397,466)

Income taxes                                         (21,000)      (138,591)
                                                 -----------     ----------

  Net income (loss)                              $     3,540       (258,875)
                                                 ===========     ==========

Weighted average common shares                     3,100,000      3,100,000
                                                 ===========     ==========

Income (loss) per shares                         $       .00     $    (0.08)
                                                 ===========     ==========


See accompanying notes to condensed consolidated financial statements

                               AMPACE CORPORATION
                                 & SUBSIDIARIES

                      Consolidated Statements of Operations

                     Six Months Ended June 30, 1996 and 1997
                                   (Unaudited)

                                                   1996             1997
                                               ------------      ----------
Operating Revenues                             $ 14,843,000      16,503,323

  Salaries, wages and employee benefits           5,925,000       6,532,411
  Purchased transportation                          349,000       1,509,695
  Fuel                                            2,684,000       2,785,203
  Depreciation & amortization                     1,837,000       1,998,848
  Rent                                            1,170,000         980,345
  Operating supplies & expenses                   1,211,000       1,235,855
  Insurance & claims                                532,000         538,397
  Operating taxes & licenses                        217,000         337,585
  General & administrative expenses                 408,000         224,698
  Communication & utilities                         181,000         264,724
                                               ------------     -----------

    Total Operating Expenses                     14,514,000      16,407,761
                                               ------------     -----------

    Operating Income                                329,000          95,562

Other income (deductions):
  Interest expense, net                             425,460         708,856
                                               ------------     -----------

  Income (loss) before taxes                        (96,460)       (613,294)

Income taxes                                        (37,460)       (217,852)
                                               ------------     -----------

  Net income                                   $    (59,000)       (395,442)
                                               ============     ===========

Weighted average common shares                    3,100,000       3,100,000
                                               ============     ===========

Income (loss) per shares                       $      (0.02)    $     (0.13)
                                               ============     ===========


See accompanying notes to condensed consolidated financial statements

                               AMPACE CORPORATION
                                 & SUBSIDIARIES

                       Condensed Statements of Cash Flows

                     Six Months Ended June 30, 1996 and 1997
                                   (Unaudited)


                                                                1996             1997
                                                             -----------      ---------
Operating Activities:
  Net income (loss)                                          $   (59,000)      (395,442)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                              1,837,000      1,998,848
    Changes in operating assets and liabilities:
      Accounts receivable, net                                  (135,000)    (1,572,447)
      Other current assets                                       643,000       (766,536)
      Other current liabilities                                  108,000        980,294
                                                             -----------     ----------
        Net cash provided (used) by operating activities       2,394,000        244,717
                                                             -----------     ----------


Investing activities:
  Proceeds from disposals of equipment                                          636,805
  Acquisition of net assets of subsidiary                       (771,000)      (438,924)
  Purchases of property and equipment                            (65,000)      (450,356)
                                                             -----------     ----------
        Net cash used by investing activities                   (836,000)      (252,475)
                                                             -----------     ----------

Financing activities:
  Proceeds from long-term debt                                                1,523,000
  Purchase of Treasury Stock                                                     (6,103)
  Payment of Non-Compete                                         (77,000)       (77,000)
  Principal payments on long-term debt and capital leases     (2,187,000)    (1,589,709)
                                                             -----------     ----------
        Net cash provided by financing activities             (2,264,000)      (149,812)
                                                             -----------     ----------

Net increase in cash and cash equivalents                       (706,000)      (157,570)

Cash and cash equivalents at beginning of period               1,395,000        534,629
                                                             -----------     ----------

Cash and cash equivalents at end of period                   $   689,000        377,059
                                                             ===========     ==========

Supplementary disclosure of cash flow information:
  Interest paid                                              $   457,000        709,000
                                                             ===========     ==========
  Income taxes paid                                          $    17,000              0
                                                             ===========     ==========


See accompanying notes to condensed consolidated financial statements

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



                                     Ampace Corporation




Date  August 18, 1997                BY: s/ Jay N. Taylor
      ---------------                    --------------------------------------
                                         Jay N. Taylor, Chief Executive Officer




Date  August 18, 1997                BY: s/ Bruce W. Jones
      ---------------                    --------------------------------------
                                         Bruce W. Jones, Chief Financial Officer