Form 10QSB
period 1997-09-30
AMPACE CORP
filed 1997-11-14
CIK 935678

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)


  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       September 30, 1997
                                            ----------------------------


  [ ]      Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from               to
                                          -------------     -------------------

Commission file number  0-25352

                               Ampace Corporation
-------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

            Delaware                                            36-3988574
-------------------------------------------------------------------------------
  (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

              201 Perimeter Park Road, Suite A, Knoxville, TN 37922
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (423) 691-5799
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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


Yes             X          No
         ---------------          ---------------


         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the last practicable date: 3,051,000
                                                   -----------------------------

         Transitional Small Business Disclosure Format (check one)

Yes                        No             X
         ---------------           ---------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

See Financial Statements attached hereto

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the calendar year ended December 31, 1996. It also contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including the timing of acquisitions, availability of drivers, fuel prices and the addition of new customers.

RESULTS OF OPERATIONS

         During the first quarter of 1997, the Company merged two of its existing companies, Amanday Express and one of its existing operations located in Dalton, Georgia, into Ampace Dedicated Services, Inc., (ADS), a subsidiary established in September 1996 coincidental with the acquisition of certain intangible assets of SMX Transport, Inc. This consolidation left two operating subsidiaries of Ampace, ADS and Merchants Dutch Express, Inc., (MDX). The purpose of the consolidation was to separate the Company's dedicated and short haul operations from its long haul operations at MDX, and to improve operating efficiency. One of the Company's main priorities for 1997 is to grow ADS through the acquisitions of small regional carriers and internal business development, provided, however, no assurances can be given that the Company will be successful in making any such acquisitions, or that if any acquisitions are made that they will be successfully integrated into the Company's business.

         During the second quarter of 1997, ADS acquired two regional trucking companies, Bar-J Enterprises, Inc., based in Calhoun, Georgia, and Walker Trucking Company, based in Columbus, Ohio. Concurrent with its acquisition of Bar-J, ADS combined its Dalton, Georgia, operations with Bar-J and moved the combined operations to a new facility in Calhoun, Georgia.

         During the third quarter of 1997, the Company began a restructuring of MDX. The restructuring included reductions in revenue equipment and various expenditures. The objective of the restructuring was to eliminate unprofitable business and reduce major cost categories by changing the Company's operating profile as it relates to traffic lanes serviced and equipment utilization. To date, the restructuring has reduced operating revenue by approximately $400,000 a month and improved operating profits over $100,000 a month.

COMPARISON OF THIRD QUARTER 1997 TO THIRD QUARTER 1996

         The following table sets forth items in the Consolidated Statements of Operations as a percentage of operating revenues.

                         Three Months Ended September 30

                                                             Percentage of
                                                           Operating Revenue
                                                          1997          1996
                                                         --------------------
         Operating revenues                              100.0%         100.0%

         Operating expenses:
              Salaries, wages and employee benefits       36.8%          41.3%
              Purchased transportation                    10.7%           4.9%
              Fuel                                        14.3%          17.8%
              Depreciation and amortization                9.1%          15.1%
              Rent                                         8.5%           5.6%
              Operating supplies and expenses              7.5%           9.6%
              Insurance and claims                         2.5%           4.2%
              Operating taxes and licenses                 1.6%           1.9%
              General and administrative expenses          4.0%           3.0%
              Communications and utilities                 2.0%           1.4%
                                                         -----          -----
                      Total operating expenses            97.0%         104.8%
                                                         -----          -----

                      Operating income                     3.0%          (4.8%)

         Other Income:
              Interest expense, net                        3.2%           3.1%
                                                         -----          -----

              Income before income taxes                  (0.2%)         (7.9%)

         Income taxes                                     (0.1%)         (2.9%)
                                                         -----          -----

              Net loss                                    (0.1%)         (5.0%)
                                                         =====          =====

OPERATING REVENUES

         Operating revenues for the third quarter of 1997 increased approximately $1.9 million or 25% to $9.6 million from $7.7 million in the third quarter of 1996. The increase in operating revenues was due primarily to increased revenues associated with the completion of the Company's fourth and fifth acquisitions, Bar-J Enterprises which was combined into the existing Calhoun operation, effective May 5, 1997, and Walker Trucking which became the Columbus operation of ADS, effective June 1, 1997, respectfully.


OPERATING EXPENSES

         Overall, all major operating expense categories, except general and administrative, and communications were influenced by the increase in revenue hauled by owner operators or independent contractors during the quarter ending September 30, 1997 compared to the same quarter for 1996. This increase was associated with the acquisitions and expansion of ADS. Accordingly, when compared to the same quarter for 1996, salaries, fuel, depreciation, operating supplies, insurance and operating taxes for the quarter ending September 30, 1997 decreased as a percentage of revenue, while purchased transportation and rent increased as a percentage of revenue.

          Salaries also declined in the third quarter of 1997 compared to the same quarter in 1996 as a result of the restructuring activities at MDX. Purchased transportation increased from 4.9% of revenue in 1996 to 10.7% for 1997. This increase was the result of the increased usage of owner operators. Fuel expense declined from 17.8% during the third quarter of 1996 to 14.3% in 1997 as a result of lower fuel prices and higher miles per gallon during 1997 and because a higher percentage of revenue was handled by independent contractors during 1997.

         Depreciation as a percentage of revenue declined from 15.1% during the third quarter of 1996 to 9.1% for the same period in 1997 as a result of less equipment owned, the recognition of equipment gains, better equipment utilization and the additional freight handled by independent contractors in 1997. Rent increased during 1997 to 8.5% from 5.6% in 1996 as a result of financing some of the 1997 acquisition and expansion equipment with operating leases, in addition to the impact of the owner operator freight. Operating supplies and expenses declined as a percentage of revenue in the third quarter of 1997 to 7.5% from 9.6% for the same period in 1996 as a result of overall Company expense reductions and increased utilization of independent contractors during 1997.

         The decline in insurance and claims from 4.2% of revenue for the quarter ending September 30, 1996 to 2.5% for the same quarter during 1997 resulted primarily from the recognition of premium refunds and more favorable insurance rates during 1997. The decline in operating taxes was principally due to the increased utilization of owner operators.

         General and administrative expenses increased from 3.0% of revenue during the third quarter of 1996 to 4.0% during 1997. This increase was principally associated with the development of centralized support staff in Knoxville, Tennessee. Communication expense increased .6% as a percentage of revenue in the third quarter of 1997 compared to the same period in 1996. This increase resulted from the continued centralization of data processing and the associated communication cost necessary to establish continuous real time interaction with the various remote operating centers of ADS.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         The following table sets forth items in the Consolidated Statements of Operations as a percentage of operating revenues.

                                 Nine Months Ended September 30

                                                             Percentage of
                                                           Operating Revenue
                                                          ---------------------
                                                           1997           1996
                                                          ---------------------

         Operating revenues                               100.0%         100.0%

         Operating expenses:
              Salaries, wages and employee benefits        38.5%          40.4%
              Purchased transportation                      9.7%           3.2%
              Fuel                                         15.9%          18.0%
              Depreciation and amortization                11.0%          13.3%
              Rent                                          6.9%           7.1%
              Operating supplies and expenses               7.5%           8.6%
              Insurance and claims                          3.0%           3.8%
              Operating taxes and licenses                  1.9%           1.6%
              General and administrative expenses           2.3%           2.8%
              Communications and utilities                  1.8%           1.2%
                                                           ----          -----

                      Total operating expenses             98.5%         100.0%
                                                           ----          -----

                      Operating income                      1.5%          (0.1%)

         Other Income:
         Interest expenses, net                             3.9%           3.0%
                                                           ----          -----

              Income before income taxes                   (2.4%)         (3.1%)

         Income taxes                                       (.9%)         (1.1%)
                                                           ====          =====

              Net loss                                     (1.5%)         (2.0%)
                                                           ====          =====

OPERATING REVENUES

         Operating revenues for the first nine months of 1997 increased approximately $3.5 million or 15 percent to $26.1 million from $22.6 million for the first nine months of 1996. The increase in operating revenue was due primarily to the Company's 1997 acquisitions and general improvement in overall freight demand during 1997. As discussed above, MDX revenue reductions during the third quarter of 1997 partially offset the increases from the ADS acquisitions and overall improvements in freight demand.


OPERATING EXPENSES

         Overall operating expenses for the nine months ending September 30, 1997 reflect the impact of the additional owner operator revenue discussed in the COMPARISON OF THIRD QUARTER 1997 TO THIRD QUARTER 1996, above. Generally, the change in percentages is less than that of the three month comparison because of the significant growth of ADS during 1997.

         Salaries, wages and benefits decreased as a percentage of revenue from 40.4% for the first nine months of 1996 to 38.5% for the same period of 1997. In addition to the impact of owner operator freight, higher freight demand during 1997 and the restructuring activities of MDX contributed to the percentage decline.

         Purchased transportation increased from 3.2% to 9.7%. This increase resulted from the use of independent contractors associated with the Company's recent acquisitions. Fuel expense decreased from 18.0% of revenue in 1996 to 15.9% of revenue as a result of lower fuel prices during 1997 and an increase in revenue handled by independent contractors during 1997.

         Depreciation declined from 13.3% of revenue for the nine months ending September 30, 1996 to 11.0% for the same period during 1997. The decrease was partially due to improved equipment utilization, the reduction in MDX's fleet size and the recognition of certain equipment gains during 1997. Rent slightly decreased from 7.1% to 6.9% partially as a result of improving equipment utilization and the reduction of rented trailers at MDX during 1997.

         Operating supplies and expenses decreased from 8.6% in 1996 to 7.5% in 1997. This was a result of general reductions in expenses and an increase in expenses absorbed by independent contractors. Insurance and claims declined as a percentage of revenue during the first nine months of 1997 compared to the same period of 1996 by .8%. This change was partially the result of better claims experience in ADS and the recognition of a prior year's refund during 1997.

         Operating taxes and licenses increased slightly as a percentage of revenue in the nine months ended September 30, 1997 compared to the same period of 1996, from 1.6% to 1.9%. This change was partially due to the licensing of equipment acquired in connection with recent acquisitions. General and administrative expenses decreased from 2.8% for the period ending September 30, 1996 to 2.3% as a percentage of revenue for the same period during 1997. This decrease was due primarily to the receipt of a one-time sales tax refund received during 1997. Communications and utilities increased from 1.2% for the nine-month period ending September 30, 1996 to 1.8% for the same period during 1997. This increase resulted from the decision to centralize the data processing and the associated communication cost necessary to establish continuous real time interaction with the various remote operating centers of ADS.


LIQUIDITY AND CAPITAL RESOURCES

         Since its public stock offering in February 1995, the Company has used the proceeds from the offering to fund acquisitions and support business development activities. Working capital requirements have been funded with cash generated from operations and a line of credit secured by the Company's trade receivables. Equipment purchases have principally been financed by manufacturers or by asset-based lenders.

         During the first nine months of 1997, the Company borrowed $1.1 million from its line of credit to support working capital needs at MDX and ADS. Subsequent to the close of the third quarter of 1997, the Company borrowed another $.2 million from its line of credit for various working capital requirements. Additionally and subsequent to the third quarter of 1997, certain maturing revenue equipment leases with guaranteed residuals in the approximate amount of $.9 million were refinanced over a two year period.

         The working capital at December 31, 1996 and September 30, 1997 reflect as a current liability the guaranteed residuals of maturing capitalized leases, while the corresponding asset values are shown as Property and Equipment, a long term asset. This amount is in excess of $1.1 million.

         During September 1997 the Company's line of credit was renewed establishing a new maturity date of January 1, 1999. Additionally, the loan covenants were modified to require (i) a minimum tangible net worth of $2.0 million, (ii) a minimum net worth of $5.4 million,(iii) a debt-to-equity ratio not to exceed 4:1, and(iv) maintenance of a $500,000 excess borrowing base. The Company's feels these changes will be beneficial to its ability to meet projected capital requirements.

         ADS will require additional working capital during the expansion phase of its operations as additional operating centers are established. The Company intends to finance future acquisitions through equipment lenders, leases, owner financing and use of the Company's existing line of credit. Management believes that operational cash flow, current credit facilities and acquisition related financing alternatives are sufficient to meet its need for working capital, including the existing working capital deficit, and expansion plans for 1997. The Company is currently in discussion with various financial institutions to secure additional capital for future acquisitions and restructuring existing debt facilitates and associated loan covenants.

                                     PART II
                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)           Exhibit No.                Description

              3(i)-1                     Amendment to Bylaws

              10.1                       First Amendment to Employment and Stock Option
                                         Agreement between the Company and Bruce W. Jones
                                         dated October 22, 1997

              10.2                       First Amendment to Employment and Stock Option
                                         Agreement between the Company and Jay N. Taylor
                                         dated October 22, 1997

              10.3                       First Amendment to Employment and Stock Option
                                         Agreement between the Company and David C. Freeman
                                         dated October 22, 1997

              10.4                       Grant of Stock Option to Bruce W. Jones
                                         dated August 21, 1997

              10.5                       Grant of Stock Option to Jay N. Taylor
                                         dated August 21, 1997

              10.6 Grant of Stock Option to David C. Freeman dated August 21, 1997

              27                         Financial Data Schedule (for SEC use only)


Attachment-Item 1. Financial Statements

                               AMPACE CORPORATION
                                 & SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                    December 31, 1996 and September 30, 1997
                                   (Unaudited)

                                                         December 31,    September 30,
                                                             1996            1997
                                                         ------------    ------------
                                 ASSETS

Current Assets:
  Cash and cash equivalents                              $    534,629    $    661,595
  Accounts Receivable, net                                  3,308,102       5,121,639
  Other current assets                                      1,072,994       1,773,502
                                                         ------------    ------------
    Total Current assets                                    4,915,725       7,556,736
                                                         ------------    ------------

Property and equipment, net                                12,519,656      10,502,748

Other assets                                                2,259,669       2,499,096
                                                         ------------    ------------
                                                         $ 19,695,050    $ 20,558,580
                                                         ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt and
    capital lease obligations                               5,000,279       6,467,750
  Other current liabilities                                 1,945,682       1,644,662
                                                         ------------    ------------
    Total current liabilities                               6,945,961       8,112,412

Long-term debt and capital lease obligations
  excluding current installments                            6,387,514       6,514,843
                                                         ------------    ------------
    Total liabilities                                      13,333,475      14,627,255
                                                         ------------    ------------

Stockholders' equity:
  Common stock, $.0001 par Value  Authorized
  10,000,000 and issued 3,075,000 shares respectively             308             308
  Additional paid in capital                                7,475,874       7,475,874
  Accumulated deficit                                      (1,114,607)     (1,517,176)
                                                         ------------    ------------
  Treasury stock, 24,000 shares at cost                          --            27,681
    Total stockholders' equity                              6,361,575       5,931,325

Commitments and contingencies
                                                         ------------    ------------
                                                         $ 19,695,050    $ 20,558,580
                                                         ============    ============

See accompanying notes to condensed consolidated financial statements.

                               AMPACE CORPORATION
                                 & SUBSIDIARIES

                      Consolidated Statements of Operations

                 Three Months Ended September 30, 1996 and 1997
                                   (Unaudited)

                                             1996            1997
                                          -----------    -----------
Operating Revenues                        $ 7,708,000    $ 9,564,810

  Salaries, wages and employee benefits     3,184,000      3,516,813
  Purchased transportation                    374,000      1,022,075
  Fuel                                      1,373,000      1,374,792
  Depreciation & amortization               1,167,000        872,335
  Rent                                        432,000        810,509
  Operating supplies & expenses               741,000        716,828
  Insurance & claims                          322,000        236,991
  Operating taxes & licenses                  151,000        152,846
  General & administrative expenses           229,000        381,697
  Communication & utilities                   108,000        191,597
                                          -----------    -----------

    Total Operating Expenses                8,081,000      9,276,483
                                          -----------    -----------

    Operating Income (loss)                  (373,000)       288,327


Interest expense, net                         241,000        304,691
                                          -----------    -----------


  Income (loss) before taxes                 (614,000)       (16,364)

Income taxes                                 (225,000)        (9,237)
                                          -----------    -----------

  Net income (loss)                       $  (389,000)   $    (7,127)
                                          ===========    ===========

Weighted average common shares              3,100,000      3,089,304
                                          ===========    -----------

Income (loss) per share                   $      (.13)   $      (.00)
                                          ===========    ===========


See accompanying notes to condensed consolidated financial statements

                               AMPACE CORPORATION
                                 & SUBSIDIARIES

                      Consolidated Statements of Operations

                  Nine Months Ended September 30, 1996 and 1997
                                   (Unaudited)

                                              1996             1997
                                          ------------    ------------
Operating Revenues                        $ 22,551,000    $ 26,068,133

  Salaries, wages and employee benefits      9,109,000      10,049,224
  Purchased transportation                     723,000       2,531,770
  Fuel                                       4,057,000       4,159,995
  Depreciation & amortization                3,004,000       2,871,183
  Rent                                       1,602,000       1,790,854
  Operating supplies & expenses              1,952,000       1,952,683
  Insurance & claims                           854,000         775,388
  Operating taxes & licenses                   368,000         490,431
  General & administrative expenses            637,000         606,395
  Communication & utilities                    289,000         456,321
                                          ------------    ------------

    Total Operating Expenses                22,595,000      25,684,244
                                          ------------    ------------

    Operating Income (loss)                    (44,000)        383,889


Interest expense, net                          669,000      (1,013,547)
                                          ------------    ------------

  Income (loss) before taxes                  (713,460)       (629,658)

Income taxes                                  (263,460)       (227,089)
                                          ------------    ------------

  Net income (loss)                       $   (450,000)   $   (402,569)
                                          ============    ============

Weighted average common shares               3,000,365       3,096,084
                                          ============    ============

Income (loss) per share                   $      (0.15)   $      (0.13)
                                          ============    ============


See accompanying notes to condensed consolidated financial statements

                               AMPACE CORPORATION
                                 & SUBSIDIARIES

                       Condensed Statements of Cash Flows

                  Nine Months Ended September 30, 1996 and 1997
                                   (Unaudited)

                                                               1996            1997
                                                            -----------    -----------
Operating Activities:
  Net income (loss)                                         $  (450,000)      (402,569)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                             3,005,000      2,871,183
    Changes in operating assets and liabilities:
      Accounts receivable, net                                  184,000     (1,813,537)
      Other current asset                                       425,000       (677,914)
      Other current liabilities                                 204,000      1,483,414
                                                            -----------    -----------
        Net cash provided (used) by operating activities      3,368,000      1,460,577
                                                            -----------    -----------

Investing activities:
  Proceeds from disposals of equipment                           91,000        721,227
  Acquisition of net assets of subsidiary                      (846,000)      (485,045)
  Purchases of property and equipment                        (2,109,000)      (754,534)
                                                            -----------    -----------
        Net cash used by investing activities                (2,864,000)      (518,352)
                                                            -----------    -----------

Financing activities:
  Proceeds from long-term debt                                2,665,000      1,826,444
  Purchase of Treasury Stock                                                   (27,681)
  Payment of Non-Compete                                        (77,000)       (77,000)
  Principal payments on long-term debt and capital leases    (3,797,000)    (2,537,022)
        Net cash provided by financing activities            (1,209,000)      (815,259)
                                                            -----------    -----------

Net increase in cash and cash equivalents                      (705,000)       126,966

Cash and cash equivalents at beginning of period              1,395,000        534,629
                                                            -----------    -----------

Cash and cash equivalents at end of period                  $   690,000        661,595
                                                            ===========    -----------

Supplementary disclosure of cash flow information:
  Interest paid                                             $   685,000        623,096
                                                            ===========    -----------
  Income taxes paid                                         $    54,000              0
                                                            ===========    -----------

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



(2) Debt

                  On September 2, 1997 the Company renewed its line of credit. The new terms provide for a maturity date of January 1, 1999 and covenants that include 1) a minimum tangible net worth of $2,000,000,
         2) a minimum net worth of $5,400,000, 3) a maximum debt to shareholder equity of 4.00:1.00, and 4) a minimum excess collateral availability of $500,000.

(3) Treasury Stock

                  Pursuant to authorization from the Board of Directors, the Company repurchased 24,000 shares of it shares from the public market at prices ranging from $1.16 to $ 1.44 during 1997.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Ampace Corporation




Date  November 13, 1997                        BY: /s/ Jay N. Taylor
      -----------------                            ----------------------------
                                                   Jay N. Taylor, Chief
                                                   Executive Officer



Date  November 13, 1997                        BY: /s/ Bruce W. Jones
      -----------------                            ----------------------------
                                                   Bruce W. Jones, Chief
                                                   Financial Officer