Form 10KSB40
period 1997-12-31
AMPACE CORP
filed 1998-03-31
CIK 935678

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (MARK ONE)

             [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-25352

                               AMPACE CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

         DELAWARE                                   36-3988574
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                             201 PERIMETER PARK ROAD
                           KNOXVILLE, TENNESSEE 37922
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES,
                               INCLUDING ZIP CODE)

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
                                  Yes  X   No
                                      ---     ---
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:  $34,856,505.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

                  As of March 13, 1998, shares of the registrant's common stock, par value $0.0001 per share ("Common Stock") were sold at $1.91 per share, and the aggregate market value of the Common Stock of the registrant held by non-affiliates was approximately $4,183,985.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 13, 1998, 3,062,713 shares of the issuer's Common Stock were outstanding.

         Documents incorporated by reference:

         Portions of the registrant's Proxy Statement for its 1998 Annual Meeting are incorporated by reference into Part III of the Form 10-KSB. Certain exhibits to the registrant's Form SB-2 Registration Statement Number 33-87656C, the registrant's quarterly report on Form 10-QSB for the quarterly period ended September 30, 1997, the registrant's Form S-8 Registration Statement Number 333-41515 and the registrant's Form S-8 Registration Statement Number 333-41521 are incorporated by reference in Part III to this Form 10-KSB.

         Transitional Small Business Disclosure Format (check one):

                                  Yes     No   X
                                      ---     ---

                                     PART I


         This Report contains forward-looking statements that address, among other things, the Company's expansion strategy, service offerings and acquisition candidates. The statements can be found under "Item 1 - Business" and "Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations" as well as in the Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including the availability and timing of acquisitions, availability of drivers, fuel prices and the addition of new customers.

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Ampace Corporation (the "Company" or "Ampace") was formed by senior level executives with over 60 years of experience with large and medium sized trucking companies. During its first three years, Ampace began the process of building a national non-union, full-truckload transportation services company by acquiring and integrating multiple carriers that fit a defined operating format developed by management. The Company targets carriers with strong customer relationships and positive cash flow where management believes that growth and profitability can be enhanced. By integrating individual small and mid-size carriers within a larger economic group, Management believes that Ampace will preserve the positive driver, customer and cultural aspects of small and mid-size companies while providing the technology, purchasing economics, capital and management power of a large company.

         In 1995, Ampace acquired the stock of Merchants Dutch Express ("MDX") simultaneous with the closing of an initial public offering. MDX is a non-union, dry-van, full-truckload carrier operating in the Midwest, Mid-Atlantic, Southeast and Southwest United States. MDX, based in Monroe, Louisiana was founded in 1977 as a medium length of haul carrier that focused on shippers needing service closely integrated with their manufacturing operations. The Company is presently a "core carrier" for Dow Chemical, Riverwood International, Georgia Pacific Corporation and a division of General Motors Corporation.
"Core carrier" relationships involve alliances between volume shippers and their distribution partners.

         In December, 1997, Ampace changed the name of MDX to Ampace Freightlines, Inc. and merged its Tennessee subsidiary, Ampace Dedicated Services, Inc. ("ADS") into MDX. This merger eliminated the separate names of MDX and ADS, and combined Ampace's operations under one name and one subsidiary, Ampace Freightlines, Inc.

COMPANY STRATEGY

         The Company's business strategy consists of the following major elements:

         Strategic acquisition of carriers. Ampace targets potential acquisition candidates based upon size, geographic location, profitability, freight lane focus and the opportunity for improvements in performance. Ampace identifies candidates through industry data, referrals, industry M&A specialists, and investment bankers. Each potential acquisition is reviewed to identify key shipper relationships, driver domiciles, equipment configuration and condition and operating costs. As potential acquisitions are reviewed, Management models historic financial and operating data to determine a value and strategic fit.

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

         The freight moving primarily over power lanes is generated by basic materials manufacturers; large retail and/or distribution organizations; the food processing industry; and large component assembly firms. Current customers generating power lane freight are Dow Chemical, Georgia Pacific Corporation, Klaussner Furniture Industries, Riverwood International, Berkline Furniture, International Paper, carpet manufacturers in the Dalton, Georgia area and Delphi division of General Motors.

         The freight moving primarily within the node metropolitan areas is generated by industries such as beverage container producers, packaging manufacturers, retail distribution and intermodal operations. Ampace is serving this group of shippers with stand-alone short-haul and local operations called operating centers. Management believes this short length of haul offers the Company favorable economic opportunities, including the ability to base drivers close to a terminal and return the drivers home nightly.

         Current Ampace customers generating short-haul freight within key metropolitan nodes include Hunt-Wesson, K-Mart, Chep Pallet Corporation, Georgia Pacific Corporation, International Paper, Florida Made Doors, Anheuser Busch, Value City Distribution, Coca-Cola and Gaylord Container.

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


DISTRIBUTION NETWORK

         Ampace's freight network has three elements: (i) long-haul, (ii) FreightPlex, and (iii) dedicated/niche.

Long-haul Network

         Ampace's long-haul network consists primarily of freight lanes located in the Southwestern states of Texas and Louisiana and extend to the Midwest and Southeast. Ampace provides service to major shippers like Dow Chemical, Riverwood International and Georgia Pacific. This network is based in Monroe, Louisiana with offices, maintenance facilities and primary driver domicile. Portions of the Ampace operating centers in Asheboro, North Carolina and Morristown, Tennessee consist of long-haul network freight currently.


FreightPlex

         Ampace's FreightPlex is served by various operating centers within about a 200 mile radius of key customers. Each operating center is a full service truckload operation with domiciled drivers, maintenance capability and on-site operations and customer service personnel. Each operating center is supported with accounting and administrative personnel in the Knoxville, Tennessee headquarters.

         The following are the current operating centers that are a part of the FreightPlex operations:

                                Orlando, Florida
                                Atlanta, Georgia
                                 Columbus, Ohio

Dedicated and Niche Markets

         Ampace provides dedicated and near-dedicated service to shippers who need service that mirrors what they would receive with their own fleet of trucks. Ampace provides this type service to shippers including Georgia Pacific Corporation, OMC, Berkline Furniture, Anheuser Busch, Value City Distribution, K-Mart, Klaussner Furniture Industries and Florida Made Doors. Ampace focuses on this type of customer need in its business development efforts and expects to significantly expand its dedicated revenue base. The following operating centers have a significant portion of their business in the niche and dedicated markets: Monroe, Asheboro, Calhoun, Georgia, Columbus and Morristown.


CUSTOMERS AND MARKETING

         Ampace operating units transport a variety of products for major shippers including Dow Chemical, General Motors and Riverwood, Georgia Pacific, Klaussner Furniture Industries and others. These products include: metal, chemicals, plastics, heavy paper, auto parts, retail merchandise, carpet, building materials, and furniture. Additionally, several operating centers provide dedicated and near-dedicated contract carriage services to a number of significant shippers such as Georgia Pacific, K-Mart, Value City and Berkline.

         Management is committed to expand market presence in key nodes by active business development activities. Growth opportunities exist to expand upon the business relationships of its core shippers and to develop core carrier relationships with some of its other potentially large shippers. During 1996, Ampace began the development of its key market nodes strategy (i.e. operating centers) with the acquisition of the Florida-based division of SMX Transport, Inc. ("SMX"), an intrastate carrier and Amanday Express, Inc. in Asheboro, North Carolina. Presently, the Company has opened additional operating centers in Atlanta and Dalton, Georgia.

         During 1997, the Company acquired two more companies that expanded the operating center in the Dalton, Georgia area and established a new operating location in Columbus, Ohio. A base group of customers are a part of each carrier acquisition. Ampace management must work to transition existing customer relationships and to utilize over forty years of combined experience in truckload sales of the senior management team to increase this customer base. Additionally, Ampace attempts to develop the synergistic opportunities that exist between each operating division's core customer base.

         As of December 31, 1997, approximately 39% of the Company's total revenues were generated from its ten largest customers. Most of the Company's carriage contracts with customers are cancelable on 30-days notice by the customers including those of the largest five customers. The loss of one or more large customers would have a material adverse effect on the Company's operating results.

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

         Although the Motor Carrier Act of 1980 and the resulting deregulation of the industry has caused downward pressure on rates and increased the number of competitors, Management feels that the Company competes primarily on the basis of service provided. The Company feels its Power Lane, with associated cost efficiencies, and Node (i.e. operating centers) strategies along with its dedication to road and customer teams will differentiate the Company from its competitors over the long term. Management does believe that maintaining a low cost position with aggressive pricing will be a factor in its ability to attract new business in the highly competitive market of the nineties.

EQUIPMENT AND MAINTENANCE

         As of December 31, 1997, the Company's fleet consisted of 281 tractors and 847 trailers. The average age of the tractor fleet is approximately 2.75 years and includes equipment ranging generally from 1992 to 1997 model years. All of the Company-owned trailers are 1992 model year or newer.

         The Company generally follows a replacement cycle of five years with respect to tractors and seven years with respect to trailers with the actual replacement dependent on used equipment values and the specific unit's maintenance cost history. All 1993 and newer model year tractors have been purchased with air ride suspensions for driver comfort. All late-model tractors have been specified to include the latest technology for fuel efficiency, safety and driver amenities including electronic engines, aerodynamic cabs and double sleeper bunks.

         The Company has historically utilized full-service equipment leases. These leases provide for equipment maintenance at leased facilities with contracted personnel. The Company will complete in the near future its conversion to Company-owned equipment, and it will staff its own maintenance shops in Monroe, Louisiana, Calhoun, Georgia, Orlando, Florida and Asheboro, North Carolina. Management believes this conversion should result in additional cost savings.

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

         Turnover of driver personnel at each operating location has averaged between 30% and 80% annually which Management believes is better than the industry average. The Company's relatively low turnover is evidence of its success with driver retention. Drivers are generally home on a weekly or more frequent basis. Most driving personnel are provided with laundered company uniforms at no charge. Base pay, multiple incentives, and benefits are intended to keep the Company driver compensation in the top 20% of drivers in the local area. To enhance resale value and promote driver goodwill, linehaul tractors are equipped with the latest amenities including custom interiors and double bunks. Double bunk units also support driver training, a family passenger program which allows family members to accompany certain drivers on trips, and a small number of driving teams used for the transit of time sensitive shipments.

EMPLOYEES

         As of December 31, 1997, the Company employed 379 persons, of which 285 are drivers, 64 are operations and administrative personnel and 30 are mechanics. The Company has maintained a non-union work place since inception. Management believes that the relationship with its employees is good.

SAFETY AND INSURANCE

         The Company currently retains insurance coverage up to $10 million for automobile liability with a $50,000 deductible, $10 million for general liability and $850,000 for each cargo claim less a $2,500 deductible. Workers' compensation claims are self-insured to $100,000 per claim with insurance coverage in excess of that amount. The Company implemented a new health benefit program for all employees effective January 1, 1997. The program is designed to save the Company considerable expense while providing very competitive coverage for the Company's employees.

         The Company drivers must pass a safety screening test before joining the Company. The Company's policy is that each driver applicant may have no more than a total of three accidents or moving violations combined during the previous two years, must be at least 23 years of age, and have at least two years of over-the-road driving experience. In addition, driver applicants must pass a road test, a complete physical and a drug screening. Upon acceptance, most new drivers undergo two days of initial training and orientation focused on safe performance of the job.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

Knoxville, Tennessee

         The Company's principal executive offices are located at 201 Perimeter Park Road, Knoxville, Tennessee. The Company occupies space pursuant to a lease which provides for rent of approximately $7,000 per month and will expire in June 2000.

Monroe, Louisiana

         The operations of the Company's Louisiana operations are located on 6.4 acres in Monroe, Louisiana, owned by the Company. The facilities are located in three buildings: the first building consists of 6,300 square feet of office space and an 8,000 square foot tractor shop; the second building consists of a 8,000 square foot trailer shop; and the third building consists of a 2,000 square foot tire facility.

Calhoun, Georgia

         The Company leases a terminal property that is used for consolidating small carpet shipments into truckloads. The facility is located on five paved acres. The terminal facility is a brick and metal building of 15,000 square feet with 30 dock doors and 2,200 square feet of office space. This facility is located just outside the city limits of Calhoun, Georgia. The Company leases this space pursuant to a lease which provides for rent of $3,750 per month through May of 1999. The Company also leases an equipment maintenance facility consisting of two acres of graveled parking and a two bay shop. The lease provides for rent of $3,000 per month and expires in April, 1999.

Asheboro, North Carolina

         The Company owns its terminal facility in Asheboro consisting of a metal maintenance building with 10,000 square feet, a tractor and trailer yard of about 4 acres, a metal storage building of about 2,000 square feet and a metal office building with 3,000 square feet and one acre of parking.

Orlando, Florida

         The Company leases a terminal facility in Ocoee, Florida consisting of about 1,000 square feet of office, 1,500 square feet of shop and a 2.5 acre tractor and trailer parking yard. The lease has a 90-day cancellation clause and provides for rent of $2,600 per month.

Columbus, Ohio

         The Company leases a terminal facility in Columbus, Ohio consisting of about 1,000 square feet of office and one paved acre of parking. The facility is located inside the city limits on the south side of Columbus, Ohio. The lease expires December, 1999 and provides for rent of $2,200 per month. The Company also leases an office trailer of about 700 square feet on the property of Anheuser Busch where it operates a dedicated trailer switching business.

Morristown, Tennessee

         The Company leases a terminal facility in Morristown, Tennessee consisting of approximately 23 acres of graveled parking space, 5,000 square feet of office and 25,000 square feet shop area including 10 maintenance bays. The lease provides for payment of $6,750 per month the first year with an option to renew for one year at a rate of $2,250 per month. The Company also holds an option to purchase the property and an adjoining warehouse facility.

Atlanta, Georgia

         The Company leases a terminal consisting of about 300 square feet of office and ten trailer parking slots for $350 per month. The lease is cancelable on 30 days notice.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is the defendant in a claim filed with the United States Equal Employment Opportunity Commission ("EEOC") by a former employee of the Company alleging race and disability discrimination. Although no formal judgment has been made, the EEOC has recommended an award against the Company in the amount of $133,000, including both compensatory and punitive damages. The Company denies that it has discriminated against the former employee and intends to vigorously defend this claim in an administrative hearing with the EEOC.

         The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company believes adverse results in one or all of these cases would not have a material adverse effect on its financial position or its results of operation. The Company maintains insurance that it believes is adequate to cover its liability risks. See "Item 1. Description of Business Safety and Insurance."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL MARKET OR MARKETS

         Since February 17, 1995, the Ampace Common Stock has been listed and traded on the NASDAQ National Stock Market under the symbol PACE. In February, 1998, NASDAQ raised the financial requirements for continued listing on the NASDAQ National Stock Market. As a result, the Company does not meet the market capitalization test required for continued listing on the National Stock Market. In addition, NASDAQ increased the financial requirements to be listed on the NASDAQ Small Cap Market, which the Company also does not satisfy due to its stock price. NASDAQ has permitted the Company's Common Stock to continue to be quoted through the National Stock Market until May, 1998, at which time the Company must either satisfy the enhanced financial requirements or seek listing on the Small Cap Market. The Company has not yet decided whether to seek a waiver of the National Market Qualifications, seek listing on the NASDAQ Small Cap Market or apply for trading on the Over-the-Counter Bulletin Board Service.

         The following table sets forth the high and low bid prices of Ampace Common Stock for the quarterly periods during 1996 and 1997, as reported by the NASDAQ National Stock Market.

Fiscal 1996                                                                       High                  Low
-----------                                                                       ----                  ---
January 1 -- March 31, 1996............................................           $ 3 1/2                2 1/2
April 1 - June 30, 1996................................................             4 5/8                1 7/8
July 1 - September 30, 1996............................................             3 9/16              11 1/16
October 1 - December 31, 1996..........................................            11 3/16                 7/8

Fiscal 1997                                                                       High                  Low
-----------                                                                       ----                  ---
January 1 -- March 31, 1997............................................           $2 1/8                1
April 1 - June 30, 1997................................................            1 5/8                  7/8
July 1 - September 30, 1997............................................            2 1/16                 7/8
October 1 - December 31, 1997..........................................            1 7/16               1


APPROXIMATE NUMBER OF HOLDERS OF AMPACE COMMON STOCK

         The number of record holders of Ampace Common Stock at March 13, 1998 was 54 persons based upon stock transfer records. Based upon information provided by Ampace's transfer agent and received from the principal market makers for Ampace Common Stock, Ampace believes there are approximately 400 beneficial owners of Ampace Common Stock.

DIVIDENDS

         Except for a stock dividend paid to Stockholders of record on September 21, 1995, Ampace has not paid any dividends or distributions since its inception. Ampace currently anticipates that all of its earnings, if any, will be retained for development of Ampace's business, and does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Ampace Board and will depend upon, among other things, Ampace's future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Ampace Board may deem relevant.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL


         The following discussion analyzes the Company's financial condition and results of operations for the period ended December 31, 1996 with the period ended December 31, 1997. Ampace's 1996 operations include nine months financial results of Amanday subsequent to its March 1996 acquisition by Ampace, four months activity of Ampace Dedicated Services, Inc., which was started with the acquisition of the Florida-based division of SMX, and twelve months of MDX and Ampace activities. The Company's 1997 operations include eight months financial results of Bar-J Enterprises, Inc. subsequent to its May 1997 acquisition, seven months activity of Walker Trucking, subsequent to its June 1997 acquisition, and twelve months of Ampace and its other subsidiaries' activities.

         Revenue on an annualized basis increased approximately fourteen percent (14%) from 1996 to 1997. This growth resulted both from increased business with existing customers, the expansion of the Company's customer base and the revenue associated with the 1997 acquisitions. At December 31, 1996 the Company operated 256 company and 44 owner operator tractors and 631 trailers. At December 31, 1997 the Company operated 281 company and 78 owner operator tractors and 847 trailers.

          During 1997 the Company's operating results were impacted significantly by the time spent on its two acquisitions. The Company also centralized it accounting activities, merged two of its existing operations into Ampace Dedicated Services, and effected a major restructuring effort at MDX during the second half of 1997.

         Effective with the close of business on December 31, 1997 the Company merged all of its operating and executive activities into one legal entity named Ampace Freightlines, Inc. Additionally, the Company acquired the assets and assumed certain capital lease and other obligations of Roy Widener Motor Lines, Inc. and Morristown Transportation System, Inc. on January 29, 1998. See note 9 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationships of expense items to operating revenues for the periods indicated:

                                                                                       YEAR ENDED DECEMBER 31
                                                                                       ----------------------
                                                                                        1996            1997
                                                                                        ------         ------
Operating Revenues..........................................................            100.0%         100.0%
Operating Expenses:
    Salaries, wages and employee benefits...................................             37.5%          37.2%
    Purchased Transportation................................................              4.5%          10.0%
    Fuel   .................................................................             18.0%          15.3%
    Depreciation and amortization...........................................             12.6%           9.3%
    Rent....................................................................              6.7%           7.8%
    Operating supplies and expenses.........................................              8.3%           8.1%
    Insurance and claims....................................................              7.2%           5.7%
    Operating taxes and licenses............................................              1.9%           2.2%
    General and administrative expenses.....................................              3.9%           4.8%
    Communication and utilities.............................................              1.6%           1.8%
                                                                                        ------         ------
Total operating costs.......................................................            102.2%         102.2%
                                                                                        ------         ------
Operating loss..............................................................             (2.2%)         (2.2%)
                                                                                        ------         ------
Other income (deductions):
Interest income.............................................................              0.2%           0.2%
Interest expense (net)......................................................             (2.9%)         (2.7%)
Other net...................................................................              0.1%           0.4%
                                                                                        ------         ------
                                                                                         (2.6%)         (2.1%)
                                                                                        ------         ------
Loss before income taxes....................................................             (4.8%)         (4.3%)
Income tax benefit..........................................................             (1.9%)         (0.7%)
                                                                                        ------         ------
Net loss....................................................................             (2.9%)         (3.6%)
                                                                                        ======         ======

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

         Operating revenues for the twelve months ended December 31, 1996 were $30.4 million as compared to $34.9 million for the twelve months ended December 31, 1997, or a 14% increase. This increase resulted primarily from the acquisitions made during 1996 and 1997, offset partially by the restructuring of MDX revenue at lower levels during the last six months of 1997. Ampace's operating ratio for 1996 was 102.2% for both 1997 and 1996.

         Salaries, wages and employee benefits expenses decreased .3% of revenue from 37.5% for the year ended December 31, 1996 to 37.2% for the same period during 1997. This reduction was due primarily to the addition of Amanday and Ampace Dedicated revenue hauled by owner operators and the corresponding operating leverage of existing salaries, wages and employee benefits.

         Purchased transportation increased as a percentage of operating revenues from 4.5% for 1996 to 10.0% for 1997. This increase resulted from the acquisitions of companies during 1996 and 1997 that derive a portion of their revenue from the use of owner operators.

         Fuel expense decreased to 15.3% of operating revenues for 1997 from 18.0% for 1996. The decrease was due to a higher percentage of the Company's revenue being generated by owner operators and lower fuel prices during most of 1997. Owner operators are responsible for purchasing of their own fuel.

         Depreciation and amortization as a percentage of operating revenues decreased to 9.3% for 1997 from 12.6% for 1996. This change resulted primarily from the addition of owner operator revenue during 1997, the use of some older revenue equipment purchased during the various acquisitions and the recognition of more gains on the disposition of revenue equipment during 1997.

         Rent expense as a percentage of operating revenues increased from 6.7% for 1996 to 7.8% for 1997. This increase was the result of increasing the number of rental trailers to support the additional revenue associated with the several acquisitions completed during 1996 and 1997. Operating supplies and expenses decreased as a percentage of operating revenues to 8.1% for 1997 from 8.3% for 1996. This increase was principally the result of the use of more owner operators.

         Insurance and claims decreased as a percentage of operating revenues from 7.2% for 1996 to 5.7% for 1997. The decrease was due principally to lower claims experience during 1997. Operating taxes and licenses increased from 1.9% of revenue for 1996 to 2.2% for 1997 as a result of lower trailer utilization during 1997.

         General and administrative expense increased as a percentage of operating revenues to 4.8% for 1997 from 3.9% for 1996. The increase resulted from the increase of centralized infrastructure at the Company's headquarters as a result of consolidating most administrative functions during 1997, which resulted in a temporary duplication of certain costs that would not be expected in 1998. Communication and utilities increased slightly to 1.8% of operating revenues for 1997 from 1.6% for 1996 as a result of fully implementing the remote communication network for all operating centers during 1997.

         Net interest expense and other income decreased from 2.6% of operating revenues for 1996 to 2.1% for 1997. The reduction resulted primarily the leveraging effect of the revenue associated with the Company's owner operators and the use of more rented trailers. Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences for income tax purposes, primarily resulting from nondeductibility of goodwill amortization and the establishment of a valuation allowance for deferred tax assets.

          As a result of the preceding changes, Ampace's net loss, as a percentage of operating revenues, increased to 3.6% for 1997 from 2.9% for 1996.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

         Operating revenues for the twelve months ended December 31, 1995 were $21.2 million as compared to $30.4 million for the twelve months ended December 31, 1996, or a 43% increase. This increase resulted primarily from a full twelve months of MDX operation during 1996 and the acquisition of Amanday and the Florida-based division of SMX during 1996. Ampace's operating ratio for 1995 was 99.0% compared to 102.2% for 1996. The increase was primarily due to the loss of key customer freight during the third and early fourth quarters and unrecovered high fuel prices during most of 1996.

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

         Depreciation and amortization as a percentage of operating revenues decreased slightly to 12.6% for 1996 from 13.3% for 1995. This change resulted primarily from the addition of owner operator revenue during 1996 and the use of some older revenue equipment purchased during the Amanday acquisition.

         Rent expense as a percentage of operating revenues decreased from 7.8% for 1995 to 6.7% for 1996. This decrease was the result of reducing the number of rental trailers per tractor. Operating supplies and expenses increased as a percentage of operating revenues to 8.3% for 1996 from 7.9% for 1995. This increase was principally the result of the conversion from leased maintenance services and the addition of another maintenance facility at Amanday.

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

          As a result of the preceding changes, Ampace's net loss, as a percentage of operating revenues, increased to 2.9% for 1996 from 1.1% for 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity have been funds provided by operations, equipment rentals and leases, term borrowings to finance equipment purchases, cash resulting from the sale of Ampace common stock and a working capital line of credit supported by the Company's accounts receivable. Net cash provided by operating activities totaled approximately $2.1 million and $3.2 million for the years ended December 31, 1997 and 1996, respectively. At December 31, 1997, the Company had deficit working capital of $1.1 million compared to deficit working capital of $1.7 million at December 31, 1996. The working capital deficit is largely a result of the inclusion of approximately $0.9 million of guaranteed residual values of equipment subject to leases terminating in 1997 without giving effect to the anticipated realization of such values at the time of lease termination.

         Capital expenditures, excluding capital lease additions, for the purchase of net assets totaled $.5 million and $3.7 million for the years ended December 31, 1997 and 1996, respectively. Capital expenditures were financed through equipment borrowings, capital lease obligations, proceeds from the sale or trade-in of revenue equipment, seller notes and cash from the Company's line of credit. The primary assets acquired in 1997 were tractors for ADS and revenue equipment associated with the acquisitions of Bar-J and Walker.

         At December 31, 1995, Ampace entered into a revolving credit arrangement with a bank which expired December 31, 1997. This agreement was amended September 2, 1997 changing principally the loan covenants and extending the maturity date to January 1, 1999. Borrowings under the agreement are limited to the lesser of $3.0 million or a borrowing base of eligible receivables minus a minimum excess collateral availability of $500,000. At December 31, 1997 and 1996, there were $2.1 million and $.3 million borrowings outstanding under this arrangement, respectively. The arrangement requires Ampace to maintain certain financial ratios. At December 31, 1997, the Company was not in compliance with one of its financial ratio measuring net worth. On March 30, 1998, the bank and the Company amended its agreement by lowering the minimum net worth covenant as well as other covenants whereby the Company is now in compliance. Such revised covenants are applicable on a quarterly basis. Should the Company fail to meet the revised covenants, the bank could accelerate the due date of the loan.

         Management believes that with cash flow from operating activities, equity in revenue equipment, equipment based financing and available borrowings under its line of credit it will have sufficient working capital to meet the Company's operating needs through the end of at least 1998. However, the Company's revolving credit becomes due on January 1,1999 and will require refinancing by the Company. Although management has not obtained any commitments to refinance its revolving credit agreement, the Company believes it will be able to obtain such refinancing through its existing lender or through other potential lenders. The Company will continue to have significant capital requirements over the long term, which may require it to incur debt, including seller financing, or seek additional equity capital, particularly to finance acquisitions and continued operating losses. The availability of this capital will depend upon prevailing market conditions, the market price of the shares and other factors over which the Company has no control, as well as the Company's financial condition and results of operations.

SEASONALITY

         The dry-van, full-truckload industry is subject to the effects of seasonality as it relates to specific commodities. For example, retail department store merchandise volumes are affected by the holidays and beverage container volumes are increased during the summer months. While the Company has a certain amount of seasonal freight, the majority of its freight is not seasonal. During the winter months, operating expenses may increase because of delays, decreased fuel efficiency, increased maintenance and accident costs. The Company believes that the effects of seasonality are not significant and will further decline by diversification of its customer base.

INFLATION

         The effect of inflation on the Company has not been significant during the last three years. However, an extended period of inflation could be expected to have an impact on the Company's earnings by causing interest rates, fuel and other operating costs to increase. Freight rates would have to be increased on a timely basis to compensate for any increase in expenses. Unless freight rates could be increased, operating results would be adversely affected.

YEAR 2000 COMPLIANCE

         In 1997, the Company assessed its computer systems and began converting such systems to be Year 2000 compliant. This conversion is expected to be completed by the end of 1998. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Management does not anticipate the costs of becoming Year 2000 compliant will have a material impact on the Company's financial position, results of operations or liquidity. The Company does not currently have any information concerning the year 2000 compliance status of its suppliers and customers.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements are set forth on pages F-1 through F-21 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers and directors of the Company.


NAME                                          AGE      POSITION WITH THE COMPANY                     TERM EXPIRES
----                                          ---      -------------------------                     ------------

Bruce W. Jones                                50       Chairman of the Board and Chief                   1998
                                                       Financial Officer, Secretary,
                                                       Treasurer, Director

Jay N. Taylor                                 49       President and Chief Executive Officer,            1998
                                                       Director

David C. Freeman                              51       Executive Vice President, Chief                   1998
                                                       Operating Officer, Director

Douglas M. Harper(1)(2)                       51       Director                                          1999

David A. Lyman(1)(2)                          50       Director                                          1999

Michael C. Crabtree(1)(2)                     48       Director                                          2000

(1)      Member of Audit Committee
(2)      Member of Compensation Committee

         Bruce W. Jones has served as Chairman of the Board of Directors and Chief Financial Officer of the Company since August 1996. Prior to that, he was Chief Executive Officer and has served as a director since November 1994. From 1986 to 1991 he was Executive Vice President and Chief Financial Officer of J.B. Hunt Transport Services, Inc., a publicly-traded truckload carrier. From 1976 to 1985, he was Corporate Controller of Schneider National, Inc., a privately held truckload carrier. Mr. Jones is a Certified Public Accountant. From 1991 to 1993, he was the President and Chief Operating Officer of Family Vision Center, Inc., a privately-held optical retail and manufacturing company with 170 retail locations in Wal-Mart, Sam's Club and Sears.

         Jay N. Taylor has served as President and Chief Executive Officer of the Company since August 1996. Prior to that, he was the Company's Chief Operating Officer and has served as a director since November 1994. From 1988 to 1989, Mr. Taylor served as Senior Vice President of Country Wide Transport, a publicly-traded truckload carrier. From 1987 to 1988 he was Senior Vice President, Operations and Marketing of Tri-State Motor Transit, a publicly-traded specialized carrier. Prior to that time, he served as a member of the executive management team at Schneider National, Inc., where he led business development and planning for eight years, Mr. Taylor started his career with Union Pacific Railroad as a financial analyst. From 1990 to 1996 he was a Principal in the Beta Group, Inc., an analytical and crisis management company specializing in the transportation services industry.

         David C. Freeman has served as Executive Vice President, Operations and Director of the Company from November 1994 to August 1996. Since that time he has served as Executive Vice President and Chief Operating Officer. From 1983 to 1989, Mr. Freeman was Group Vice President of Leaseway Transportation ("Leaseway") and led the start-up of a non-union, less than truckload operation for Leaseway. From 1971 to 1982, he was President of Midwestern Distribution, Inc. a publicly-traded trucking company, which was acquired by Leaseway in 1982. From 1990 to 1996, he was a Principal in the Beta Group, Inc.

         David A. Lyman has served as a Director of the Company since September 1996. Since late 1997, Mr. Lyman has provided management and financial consulting services on an independent basis. From late 1996 until late 1997 Mr. Lyman served as the Chief Operating Officer of Peabody's Coffee, Inc., a chain of coffee kiosks servicing retail and educational institutions. Prior to that he has served as a director of The Synectics Group, a financial and management consulting organization providing strategic funding solutions to growth companies. From August 1992 to August 1993, Mr. Lyman was Vice President of Operations of Family Vision Center. From May 1991 to August 1992, he was a principal of the Beta Group. From March 1989 to May 1991, Mr. Lyman served as Vice President of Human Resources and Administration of Capitol-EMI Music, Inc., a music company with record labels, a manufacturing plant and a sales and distribution organization. From September 1985 to September 1989, he was President of Organizational Perspectives Inc., a consulting practice focusing on organizational performance in turnaround and growth firms. Prior to that, Mr. Lyman served as Vice President of Human Resources at Godfathers Pizza and prior to that, he served in various positions at PepsiCo Inc.

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

         Michael C. Crabtree, has served as Chairman of U.S. Internet, Inc. and Chairman of United States Internet since July, 1996. Prior thereto, Mr. Crabtree served as VP Marketing & Sales and CO-founded CTI, Inc. in 1983. CTI purchased the ECAT positron emission tomography (PET) medical diagnostic imaging product from EG&G ORTEC and continued as the leading commercial supplier of PET equipment. During Mr. Crabtree's tenure, CTI grew rapidly and in 1987 began an exclusive relationship with Siemens Medical Systems which culminated in a $30 million investment and worldwide distribution of CTI's PET products. Prior to CTI, Mr. Crabtree was a principal engineer at EG&G ORTEC developing the world's first commercial PET Scanner. Prior to EG&G ORTEC Mr. Crabtree was a key R&D engineer with DuPont Textile Fibers and NASA's Kennedy Space Center. Mr. Crabtree received BS and MS degrees in Electrical Engineering from University of Tennessee.

         The Board of Directors of the Company currently consists of six members, three of whom are not officers or employees of the Company. The officers of the Company are elected at each annual meeting of the Board of Directors and serve at the discretion of the Board of Directors.

         The Board of Directors has appointed an Audit Committee, which recommends the independent auditors to audit the consolidated financial statements of the Company, reviews the scope and results of the audit engagement and monitors the financial results, policies and control procedures of the Company. Michael C. Crabtree, Douglas M. Harper and David A. Lyman are members of the Audit Committee. The Board of Directors has also appointed a Compensation Committee, consisting of Michael C. Crabtree, Douglas M. Harper and David A. Lyman, which is responsible for establishing compensation programs for the executive officers of the Company. There is no standing nominating committee.

ITEM 10. EXECUTIVE COMPENSATION.

         The information set forth under the captions "Compensation" and "Employment and Stock Option Agreements" contained in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth under the caption "Beneficial Ownership of Common Stock" contained in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth under the caption "Certain Relationships and Related Transactions" contained in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS

Exhibit
Number            Description
------            -----------

3.1               Certificate of Incorporation of Ampace Corporation, as amended       (1)

3.2               By-Laws of Ampace Corporation                                        (1)

3.3               Amendment No. 1 to By-Laws of Ampace Corporation                     (1)

3.4               Amendment No. 2 to By-Laws of Ampace Corporation                     (1)

3.5               Amendment to Bylaws                                                  (2)

4.1               Specimen Common Stock Certificate                                    (1)

10.1              Employment and Stock Option Agreement between Ampace Corporation     (1)(3)
                  and Bruce W. Jones

10.1(a)           Amendment No. 1 to Employment and Stock Option Agreement between     (1)(3)
                  Ampace Corporation and Bruce W. Jones dated August 29, 1996

10.1(b)           Amendment No. 2 to Employment and Stock Option Agreement between     (2)(3)
                  Ampace Corporation and Bruce W. Jones dated October 22, 1997

10.2              Employment and Stock Option Agreement between Ampace Corporation     (1)(3)
                  and Jay N. Taylor dated February 16, 1996

10.2(a)           Amendment No. 1 to Employment and Stock Option Agreement between     (1)(3)
                  Ampace Corporation and Jay N. Taylor dated August 29, 1996

10.2(b)           Amendment No. 2 to Employment and Stock Option Agreement between     (2)(3)
                  Ampace Corporation and Jay N. Taylor dated October 22, 1997

10.3              Employment and Stock Option Agreement between Ampace Corporation     (1)(3)
                  and David C. Freeman dated February 16, 1996

10.3(a)           Amendment No. 1 to Employment and Stock Option Agreement between     (1)(3)
                  Ampace Corporation and David C. Freeman dated February 16, 1996

10.3(b)           Amendment No. 2 to Employment and Stock Option Agreement between     (2)(3)
                  Ampace Corporation and David C. Freeman dated October 22, 1997

10.4              Key Employee Incentive Stock Option Plan as adopted on February   (1)(3)(4)
                  23, 1996, as amended

10.4(a)           Non-Employee Directors and Advisors Plan as adopted on February   (1)(3)(5)
                  23, 1996, as amended

10.5              Volvo Truck Lease Plan between Merchants Dutch Express, Inc. and     (1)
                  VT Finance, Inc.

10.6              Lease Agreement by and between Merchants Dutch Express, Inc. and     (2)
                  U.S. Bancorp Leasing & Financial

10.7              Security Agreement Retail Installment Contract by and between        (1)
                  Merchants Dutch Express, Inc. and Jackson White GMC

10.8              Revolving Credit Agreement between Ampace Corporation and LaSalle    (7)
                  National Bank dated December 31, 1996

10.9              $3 million Promissory Note by Ampace Corporation in favor of         (7)
                  LaSalle National Bank dated December 31, 1996

10.10             Agreement dated February 29, 1996 among Ampace Corporation, Ampace   (7)
                  Acquisition, Inc., Amanday Express, Inc., Carl A. Cheshire and
                  Elizabeth B. Cheshire

10.11             Agreement of Purchase and Sale by and Among Ampace Freight Lines,    (6)
                  Inc. and Roy Widener Motor Lines, Inc. and Morristown
                  Transportation System, Inc. dated January 9, 1998.

10.12             Grant of Stock Option to Bruce W. James dated August 21, 1997        (2)(3)

10.13             Grant of Stock Option to Jay N. Taylor dated August 21, 1997.        (2)(3)

10.14             Grant of Stock Option to David C. Freeman dated August 21, 1997.     (2)(3)

10.15             Grant of Stock Option to Bruce W. Jones dated December 10, 1997.     (3)

10.16             Grant of Stock Option to Jay N. Taylor dated December 10, 1997.      (3)

10.17             Grant of Stock Option to David C. Freeman dated December 10, 1997.   (3)

23.1              Consent of KPMG Peat Marwick LLP.

27.1              Financial Data Schedule

(1) Incorporated by reference to the Company's Form SB-2 Registration Statement No. 33-87656C as filed with the SEC on December 22, 1994.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997.

(3)      Management contract or compensatory plan or arrangement.

(4) Incorporated by reference to the Company's Registration Statement No. 333-41515 on Form S-8 as filed with the SEC on December 3, 1997.

(5) Incorporated by reference to the Company's Registration Statement No. 333-41521 on Form S-8 as filed with the SEC on December 3, 1997.

(6) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on February 13, 1998.

(7) Incorporated by reference to the Company's Annual Report, Form 10-KSB as filed with the SEC on March 30, 1996.

         (B)      REPORTS ON FORM 8-K.

                  There were no reports on Form 8-K filed by the Company during the fourth quarter of 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMPACE CORPORATION

Date: March 30, 1998                 By: s/ Jay N. Taylor
                                         --------------------------------------
                                         JAY N. TAYLOR, Chief Executive Officer,
                                         President and Director
                                         (Signature and Title)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 30, 1998         By: s/ Bruce W. Jones
                                  ----------------------------------------------
                                  BRUCE W. JONES, Chairman of the Board
                                  Chief Financial Officer, Secretary, Treasurer and Director
                                  (Signature and Title)


Date: March 30, 1998          By: s/ David C. Freeman
                                  ----------------------------------------------
                                  DAVID C. FREEMAN, Chief Operating Officer,
                                  Executive Vice President and Director
                                  (Signature and Title)


Date: March 30, 1998          By: s/ Douglas M. Harper
                                  ----------------------------------------------
                                  DOUGLAS M. HARPER, Director
                                  (Signature and Title)


Date: March 30, 1998          By: s/ David A. Lyman
                                  ----------------------------------------------
                                  DAVID A. LYMAN, Director
                                  (Signature and Title)

Date: March 30, 1998          By: s/ Michael C. Crabtree
                                  ----------------------------------------------
                                  MICHAEL C. CRABTREE, Director
                                  (Signature and Title)

                       AMPACE CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1997 and 1996

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Ampace Corporation:


We have audited the accompanying consolidated balance sheets of Ampace Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ampace Corporation and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                               KPMG Peat Marwick LLP


Little Rock, Arkansas
March 12, 1998, except as to
     note 3 which is as of
     March 30, 1998

                       AMPACE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996

                                                                                      1997              1996
                                                                                  ------------      ------------
                                     ASSETS

Current assets:
     Cash and cash equivalents                                                    $    539,165           534,629

     Trade accounts receivable, less allowance for doubtful accounts
        of $154,057 in 1997 and $52,256 in 1996 (note 3)                             4,084,210         3,308,102
     Refundable income taxes                                                           409,909           356,591
     Prepaid expenses                                                                  310,846           483,988
     Other current assets (note 5)                                                     345,383           232,415
                                                                                  ------------      ------------
                  Total current assets                                               5,689,513         4,915,725
                                                                                  ------------      ------------
Property and equipment, at cost (notes 2, 3, 4 and 9):
     Revenue and service equipment                                                  16,599,410        16,497,290
     Land                                                                              228,430           310,930
     Buildings and improvements                                                        561,840           519,994
     Furniture and office equipment                                                    561,670           334,717
                                                                                  ------------      ------------
                  Total property and equipment                                      17,951,350        17,662,931
     Less accumulated depreciation and amortization                                  7,805,091         5,143,275
                                                                                  ------------      ------------
                  Net property and equipment                                        10,146,259        12,519,656
                                                                                  ------------      ------------
Goodwill, net of accumulated amortization of $316,686 in 1997 and
     $185,875 in 1996 (note 2)                                                       1,829,627         1,764,552
Noncompetition agreements, net of accumulated amortization of
     $162,090 in 1997 and $48,181 in 1996 (note 2)                                     345,120           348,029
Other assets                                                                           120,927           147,088
                                                                                  ------------      ------------
                                                                                  $ 18,131,446        19,695,050
                                                                                  ============      ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current installments of long-term debt (notes 2 and 3)                          1,457,696           936,185
     Current installments of obligations under capital leases (notes 2 and 4)        2,776,124         4,064,094
     Trade accounts payable                                                            663,734           764,747
     Accrued salaries and benefits                                                     692,871           353,522
     Insurance reserves                                                                471,234           166,927
     Other accrued expenses                                                            730,787           360,486
                                                                                  ------------      ------------
                  Total current liabilities                                          6,792,446         6,645,961
Long-term debt, excluding current installments (notes 2 and 3)                       5,133,313         3,686,331
Obligations under capital leases, excluding current installments
     (notes 2 and 4)                                                                 1,143,805         3,001,183
                                                                                  ------------      ------------
                  Total liabilities                                                 13,069,564        13,333,475
                                                                                  ------------      ------------

Stockholders' equity (notes 2, 3 and 6):
     Common stock, $.0001 par value. Authorized 10,000,000 shares,
        issued 3,075,000 shares                                                            308               308
     Additional paid-in capital                                                      7,475,874         7,475,874
     Accumulated deficit                                                            (2,371,147)       (1,114,607)
     Less treasury stock at cost, 37,287 shares (note 6)                               (43,153)               --
                                                                                  ------------      ------------
                  Total stockholders' equity                                         5,061,882         6,361,575
Commitments and contingencies (notes 2, 3, 4, 8 and 9)
                                                                                  ------------      ------------
                                                                                  $ 18,131,446        19,695,050
                                                                                  ============      ============

See accompanying notes to consolidated financial statements.

                       AMPACE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 1997 and 1996





                                                            1997             1996
                                                       ------------      -----------

Operating revenues (note 2)                            $ 34,856,505       30,446,000
                                                       ------------      -----------
Operating expenses:
     Salaries, wages and employee benefits               12,972,981       11,409,442
     Purchased transportation                             3,477,828        1,361,864
     Fuel                                                 5,348,636        5,494,280
     Depreciation and amortization (note 4)               3,231,606        3,838,826
     Rent (note 4)                                        2,703,299        2,030,035
     Operating supplies and expenses                      2,824,471        2,522,242
     Insurance and claims                                 1,996,207        2,203,279
     Operating taxes and licenses                           773,157          573,254
     General and administrative expenses                  1,669,901        1,184,987
     Communication and utilities                            627,643          486,939
                                                       ------------      -----------
                  Total operating expenses               35,625,729       31,105,148
                                                       ------------      -----------
                  Operating loss                           (769,224)        (659,148)
                                                       ------------      -----------

Other income (deductions):
     Interest income                                         58,586           47,664
     Interest expense                                      (914,274)        (891,991)
     Other, net                                             131,924           36,214
                                                       ------------      -----------
                                                           (723,764)        (808,113)
                                                       ------------      -----------
                  Loss before income taxes               (1,492,988)      (1,467,261)
Income taxes (note 5)                                      (236,448)        (590,931)
                                                       ------------      -----------
                  Net loss (notes 2 and 6)             $ (1,256,540)        (876,330)
                                                       ============      ===========
Loss per share - basic and diluted (notes 2 and 6)     $       (.41)            (.29)
                                                       ============      ===========


See accompanying notes to consolidated financial statements.

                       AMPACE CORPORATION AND SUBSIDIARIES

            Consolidated Statements of Stockholders' Equity (Note 6)

                     Years ended December 31, 1997 and 1996




                                          Additional                                    Total
                                 Common    paid-in       Accumulated    Treasury    stockholders'
                                 stock     capital         deficit       stock         equity
                                 -----     -------         -------       -----         ------
Balance at December 31, 1995     $280     6,575,902       (238,277)          --       6,337,905

 Issuance of 275,000 shares
      in connection with
      acquisition (note 2)         28       899,972             --           --         900,000

Net loss                           --            --       (876,330)          --        (876,330)
                                 ----     ---------     ----------      -------      ----------

Balance at December 31, 1996      308     7,475,874     (1,114,607)          --       6,361,575

Net loss                           --            --     (1,256,540)          --      (1,256,540)

Purchase of treasury stock         --            --             --      (43,153)        (43,153)
                                 ----     ---------     ----------      -------      ----------
Balance at December 31, 1997     $308     7,475,874     (2,371,147)     (43,153)      5,061,882
                                 ====     =========     ==========      =======      ==========


See accompanying notes to consolidated financial statements.

                       AMPACE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1997 and 1996




                                                                    1997            1996
                                                                -----------      ----------

Operating activities:
     Net loss                                                   $(1,256,540)       (876,330)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
           Depreciation and amortization                          3,231,606       3,838,827
           Provision for deferred income taxes                       15,497        (604,031)
           Changes in operating assets and liabilities:
               Trade accounts receivable                           (776,108)        279,376
               Refundable income taxes                              (53,318)        (51,876)
               Prepaid expenses and other assets                     93,432         376,138
               Trade accounts payable                              (101,013)        123,548
               Accrued expenses                                     977,957          78,438
                                                                -----------      ----------
                  Net cash provided by operating activities
                                                                  2,131,513       3,164,090
                                                                -----------      ----------

Investing activities:
     Proceeds from sale of property and equipment                 1,360,675         461,510
     Purchases of property and equipment                           (542,142)     (3,650,894)
     Proceeds from sales-type leases                                     --         237,666
     Acquisition of net assets of subsidiaries, net of
        cash acquired (note 2)                                     (767,341)       (875,913)
     Noncompetition payment (note 2)                                (75,000)             --
                                                                -----------      ----------
                  Net cash used by investing activities
                                                                    (23,808)     (3,827,631)
                                                                -----------      ----------

Financing activities:
     Purchase of treasury stock                                     (43,153)             --
     Net borrowings under revolving credit agreement              1,806,656         300,000
     Repayment of note payable to former owner                      (70,821)        (38,244)
     Proceeds from long-term debt                                 1,700,602       3,380,285
     Principal payments on long-term debt                        (1,467,944)       (633,508)
     Principal payments on capital lease obligations             (4,028,509)     (3,206,003)
                                                                -----------      ----------
                  Net cash used by financing activities
                                                                 (2,103,169)       (197,470)
                                                                -----------      ----------

Net increase (decrease) in cash and cash equivalents                  4,536        (861,011)

Cash and cash equivalents at beginning of period                    534,629       1,395,640
                                                                -----------      ----------
Cash and cash equivalents at end of period                      $   539,165         534,629
                                                                ===========      ==========


                                                                     (Continued)

                       AMPACE CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued




                                                                    1997         1996
                                                                 ---------      -------

Supplementary disclosure of cash flow information:
     Interest paid                                               $ 878,508      888,932
     Income taxes (refunded) paid                                 (198,627)      71,194
     Satisfaction of capital lease obligation through return
        of equipment                                                67,339      931,529
     Equipment acquired under capital lease                        427,500           --
     Note payable issued in connection with acquisition
        of subsidiary (note 2)                                          --      100,000
     Common stock issued in connection with acquisition
        of subsidiary (note 2)                                          --      900,000
                                                                 =========      =======


See accompanying notes to consolidated financial statements.

                       AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996




(1)  Summary of Significant Accounting Policies

     Ampace Corporation, together with its wholly-owned subsidiaries
        ("Company"), is an irregular route, common and contract motor carrier specializing in dry van truckload transportation services. Significant accounting policies are as follows:

    (a) Basis of Presentation

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

        During the fourth quarter of 1997, management revised several of its estimates and assumptions, including the valuation allowance for deferred tax assets, the allowances for doubtful accounts and certain insurance accruals and reserves. The net impact of these changes in estimates and assumptions increased the net loss for the fourth quarter and for the year ended December 31, 1997, by approximately $500,000.

    (b) Principles of Consolidation

        The consolidated financial statements include the accounts of Ampace
           Corporation and its wholly-owned subsidiaries, Merchants Dutch Express, Inc. ("MDX"), Amanday Express, Inc. ("Amanday") and Ampace Dedicated Services, Inc. ("Dedicated"). Effective January 31, 1997, Amanday was merged into Dedicated. Also, effective at the close of business on December 31, 1997, MDX and Dedicated were merged into a newly-formed wholly-owned subsidiary Ampace Freightlines, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

    (c) Revenue Recognition

        Revenue is recognized when the goods are delivered to the customer.
           Costs and related expenses are recorded as incurred.

    (d) Property and Equipment

        Property and equipment are stated at cost. Equipment under capital leases is stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease. Depreciation on property and equipment is calculated on the straight-line method over each asset's estimated useful life, 2 - 10 years for revenue and service equipment, 10 - 34 years for buildings and improvements, and 3 - 10 years for furniture and equipment. Amortization of equipment under capital leases is provided on the straight-line method over the shorter of the lease term or estimated useful lives of the assets. Gains on dispositions of revenue and other equipment, which are included in depreciation and amortization expense, were $153,042 and $27,580 for the years ended December 31, 1997 and 1996, respectively.

                                                                     (Continued)

                       AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

    (g) Goodwill

        Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 17 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

    (h) Noncompetition Agreements

        Noncompetition agreements entered into with the previous owners of the subsidiaries and acquired businesses are being amortized over their contractual lives (3 to 5 years) using the straight-line method (note
           2).

    (i) Earnings Per Share

        The Company adopted the provisions of Statement of Financial Accounting
           Standards ("SFAS") No. 128, EARNINGS PER SHARE, on a retroactive basis, which require entities to report both basic loss per share and diluted loss per share for 1997 and all prior years. Since the assumed exercise of common stock options would be anti-dilutive, there is no difference between basic and dilutive loss per share. A reconciliation of the numerator and denominator of both basic and diluted loss per share is shown below:

                                             December 31,           December 31,
                                                1997                   1996
                                             -----------             ----------

Loss per share:
    Numerator (net loss)                     $(1,256,540)              (876,330)
                                             ===========             ==========

    Denominator (weighted average
        shares outstanding)                    3,090,972              3,025,410
                                             ===========             ==========

    Loss per share                           $      (.41)                  (.29)
                                             ===========             ==========

                                                                     (Continued)

                       AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




        Included in the following table are options and warrants to purchase shares of common stock that were outstanding during 1997 and 1996 but were not included in the computation of diluted earnings per share because the options and warrants were anti-dilutive.

                                              1997                    1996
                                         -------------            -------------

Number of shares under options
    and warrants                            850,250                  484,750
Range of exercise price                  $1.00 - 10.15            $1.34 - 10.15

    (j)  Credit Risk
         Two customers accounted for approximately 25% and 27%, in the aggregate, of the Company's consolidated revenues for the years ended December 31, 1997 and 1996, respectively.

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

    (k)  Stock Option Plans

         Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by of SFAS No. 123.

    (l)  Impairment of Long-Lived Assets

         Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                                                                     (Continued)

                       AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




   (m)  Year 2000

        In 1997, the Company assessed its computer systems and began converting such systems to be Year 2000 compliant. This conversion is expected to be completed by the end of 1998. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Management does not anticipate the costs of becoming Year 2000 compliant will have a material impact on the Company's financial position, results of operations or liquidity.

    (n) Prior Year Reclassifications

        Certain 1996 amounts have been reclassified to conform to 1997 presentation. These prior year reclassifications had no impact on 1996 consolidated net loss.

(2)  Acquisitions

     Effective March 31, 1996, the Company purchased all of the capital stock of Amanday for a total purchase price of $2,048,261, consisting of cash of $1,048,261, a note payable of $100,000 and 275,000 shares of the Company's common stock. Under the terms of the Amanday purchase agreement, the Company is obligated to issue an additional 25,000 shares of common stock to the previous owner of Amanday on March 31, 1998 in the event the average price of the Company's common stock does not exceed $5.00 per share. At March 31, 1996, the Company's common stock had a fair value of $3.00 per share. The value of the contingently issuable shares was included in the purchase price, and the excess of the fair value of both the shares issued and contingently issuable over the par value of the shares issued was credited to additional paid-in capital. Should the contingently issuable shares be issued, the par value of such shares will be charged to additional paid-in capital.

     Effective April 17, 1997, the Company purchased certain revenue and service equipment and various other assets, permits and licenses of Bar J Enterprises, Inc. ("Bar J"). Under the terms of the purchase agreement, the Company paid $910,967 consisting of cash of $558,967, a noncompete obligation of $36,000 and assumption of a capital lease obligation of $316,000. The Company is also obligated to pay additional consideration, as defined by the purchase agreement, not to exceed $200,000, for a period of 36 months subsequent to the closing date of the acquisition. At December 31, 1997, the Company has paid $40,544 related to such additional consideration and this amount has been included in the $910,967 acquisition price.

     Effective June 5, 1997, the Company purchased for $415,374, consisting of cash of $208,374 and assumption of a capital lease of $207,000, certain revenue and service equipment and various other assets of Walker Trucking Co. ("Walker"). Concurrent with the Walker acquisition, the Company also entered into a sales agent agreement with the previous owner of Walker whereby the Company will pay certain agreed-upon commissions for services provided by the previous owner of Walker.


                                                                     (Continued)

                       AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




    The acquisitions of Bar J, Walker and Amanday have been accounted for under the purchase method of accounting for business combinations. The results of operations of each of these acquisitions have been consolidated into the Company's results of operations from the acquisition dates forward. The allocations of the purchase price to assets and liabilities acquired in connection with these acquisitions are as follows:

                                                                          Bar J                 Walker               Amanday
                                                                        ---------             ----------            ----------

Assets acquired:
    Cash                                                                $      --                     --               247,348
    Accounts receivable, net                                                   --                     --               360,492
    Other current assets                                                       --                 22,594                    --
    Net property and equipment                                            709,030                362,830             2,599,217
    Investments in sales-type leases                                           --                     --               266,088
    Goodwill                                                              165,937                 29,950               601,901
    Noncompetition agreements                                              36,000                     --               321,210
    Other assets                                                               --                     --                85,799
                                                                        ---------             ----------            ----------
                                                                          910,967                415,374             4,482,055
                                                                        ---------             ----------            ----------

Liabilities acquired:
    Trade accounts payable                                                     --                     --               164,978
    Accrued expenses                                                           --                     --                53,939
    Deferred income taxes                                                      --                     --               223,896
    Long-term debt                                                             --                     --               788,049
    Obligations under capital leases                                      316,000                207,000             1,202,932
                                                                        ---------             ----------            ----------
                                                                          316,000                207,000             2,433,794
                                                                        ---------             ----------            ----------
Net assets acquired                                                       594,967                208,374             2,048,261
    Less:
       Cash acquired                                                           --                     --              (247,348)
       Common stock issued                                                     --                     --              (900,000)
       Noncompete obligation                                              (36,000)                    --                    --
       Note payable issued (note 3)                                            --                     --              (100,000)
                                                                        ---------             ----------            ----------
                                                                        $ 558,967                208,374               800,913
                                                                        =========             ==========            ==========


     Assuming the acquisition of Amanday had occurred on January 1, 1996, pro forma unaudited results of operations for the Company for the year ended December 31, 1996 would have been as follows:

           Operating revenues                            $ 32,104,300
                                                         ============
           Net loss                                      $   (858,200)
                                                         ============
           Loss per share - basic and diluted            $       (.28)
                                                         ============


                                                                     (Continued)

                       AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




     The pro forma effects in 1996 and 1997 related to the acquisitions of Bar J and Walker have not been presented because the effects of such were not significant.

     The Company also acquired certain intangible assets from SMX Transport, Inc. ("SMX") during 1996. The total cost of these assets was $75,000 and has been allocated to goodwill.

     In connection with the acquisitions of Amanday, Bar J and certain intangible assets of SMX, the Company entered into noncompete agreements with the previous owners. The agreement with the previous owner of Amanday includes certain noncompetition covenants during the five-year period subsequent to the acquisition of Amanday for which the Company will pay $77,400 annually during the noncompete period. The present value of the Company's annual noncompetition payments to the previous owner of Amanday is included in current and noncurrent installments of long-term debt in the consolidated balance sheets (note 3). The agreement with the previous owner of Bar J includes certain noncompetition covenants for a period of three years following the date of acquisition and are payable in the amount of $1,000 per month during the three year noncompete period. The remaining noncompetition payments to the previous owner of Bar J are included in other accrued expenses in the consolidated balance sheet. The agreements with the previous owners of SMX include certain covenants not to compete for a period of three years following the date of acquisition. In accordance with the terms of the agreements, the Company was obligated to make an additional payment to the previous owners of SMX, not to exceed $75,000, in the event that revenues from the acquired intangible assets exceed certain agreed upon amounts. This additional payment was made in 1997 and has been included in noncompetition agreements on the consolidated balance sheet.

(3)  Debt

     Long-term debt consists of the following at December 31, 1997 and 1996:

                                                                           1997           1996
                                                                        ----------      ---------

Revolving credit agreement                                              $2,106,656        300,000

Various equipment notes payable in monthly installments of $68,976 including interest at 8.05% to 8.52% through October 2001,
     secured by certain revenue and service equipment                    2,622,630      3,235,445

Note payable in monthly installments of $43,228 including interest at 8.83% with balance due October 1999, secured by certain
     revenue and service equipment                                         875,071             --

Note payable in monthly installments of $22,250 including interest at 9.42% with balance due June 1999, secured by certain
     revenue and service equipment                                         304,497        534,452

                                                                     (Continued)

                      AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                                           1997           1996
                                                                        ----------      ---------


Various equipment notes payable in monthly installments of $5,249 including interest at 7.98% to 8.70% through December 2002,
     secured by certain revenue and service equipment                   $  256,863             --

Payable to previous owner for noncompetition agreement in
     annual installments of $77,400 including imputed
     interest at 8.25% (note 2)                                            172,989        243,810

Note payable in monthly installments of $2,340 including interest at 1% over prime (9.5% at December 31, 1997) with the balance
     due September 1999                                                    152,303        165,019

Acquisition note payable to previous owner, interest payable quarterly at 8%, balance due March 2000
     (note 2)                                                              100,000        100,000

Various equipment notes payable in monthly installments including interest at .25% over prime (subject to minimum and maximum
     rates) through June 1997                                                   --         43,790
                                                                        ----------      ---------
                                                                         6,591,009      4,622,516

Less current installments                                                1,457,696        936,185
                                                                        ----------      ---------
                                                                        $5,133,313      3,686,331
                                                                        ==========      =========

        Effective December 31, 1995, the Company entered into a revolving credit agreement, as amended, with a bank which expires January 1, 1999. Borrowings under the agreement are limited to the lesser of $3,000,000 or a borrowing base of eligible receivables (approximately $3,040,000 at December 31, 1997) and amounted to $2,106,656 and
           $300,000, respectively, at December 31, 1997 and 1996. Interest on outstanding borrowings is due monthly and is equal to, at the Company's option, either the prime rate or the London Interbank Offered Rate ("LIBOR"), established by the bank, plus 200 or 225 basis points depending on certain financial ratios of the Company. Under the agreement the Company will pay the bank a fee equal to 1/4% of the unused portion of the available borrowings on a quarterly basis.



                                                                     (Continued)

                       AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




        At December 31, 1997, the rates in effect for the borrowings under the revolving credit agreement were as follows:

                                                    Rate                   Balance
                                                    ----                   -------

              Prime rate loan                       8.50%                 $  906,656
              LIBOR rate loans                  7.75% - 7.85%              1,200,000
                                                ============               ---------
                                                                          $2,106,656
                                                                          ==========


        Aggregate annual maturities of long-term debt as of December 31, 1997 are as follows: 1998, $1,457,696; 1999, $3,512,501; 2000, $847,836;
           2001, $715,347, and 2002, $57,629.

        The revolving credit agreement contains certain covenants requiring the Company to maintain certain financial ratios including net worth and debt service coverage. At December 31, 1997, the Company was not in compliance with the covenant establishing minimum net worth. On March 30, 1998, the bank and the Company amended its agreement by lowering the minimum net worth covenant as well as other covenants whereby the Company is now in compliance. Such revised covenants are applicable on a quarterly basis. Should the Company fail to meet the revised covenants, the bank could accelerate the due date of the loan.

        During 1997, the Company incurred pre-tax losses of approximately
           $1,493,000 and at December 31, 1997, the Company had a working capital deficiency of approximately $1,103,000. Additionally, the Company's revolving credit agreement becomes due on January 1, 1999, and will require refinancing by the Company. Although management has not obtained any commitments to refinance its revolving credit agreement, the Company believes that it will be able to obtain such refinancing through its existing lender or through other potential lenders. Also, management believes that equity in revenue equipment will allow the Company to satisfy a significant portion of its capital lease obligations that are becoming due in 1998. Additionally, management believes that the consolidation of its administrative operations will enable the Company to lower its operating costs thereby achieving more operating cash flows.

(4)  Leases

     The Company is obligated under various capital and operating leases for certain revenue and service equipment that expire at various dates during the next four years. At December 31, 1997 and 1996, the gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows:

                                                           1997                   1996
                                                           ----                   ----

              Revenue and service equipment            $9,713,911             11,290,604
              Less accumulated amortization             5,115,474              4,408,895
                                                       ----------             ----------
                                                       $4,598,437              6,881,709
                                                       ==========             ==========

                                                                     (Continued)

                       AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements





     Amortization of assets held under capital leases is included with depreciation expense. Future minimum payments under capital and operating leases as of December 31, 1997, including guaranteed residual values of $942,556 and $880,531, respectively, of capital leases expiring in 1998 and 1999, are as follows:

                                                                  Capital          Operating
                                                                   leases            leases
                                                                   ------            ------

                            1998                                $ 2,983,227           737,594
                            1999                                  1,118,666           615,240
                            2000                                         --           371,254
                            2001                                         --            25,317
                                                                -----------       -----------

            Total minimum lease payments                          4,101,893       $ 1,749,405
                                                                                  ===========

            Less amount representing interest                       181,964
                                                                -----------
            Present value of net minimum capital lease
                 payments                                         3,919,929

            Less current installments of obligations under
                 capital leases                                   2,776,124
                                                                -----------
            Obligations under capital leases, excluding
                 current installments                           $ 1,143,805
                                                                ===========

(5)  Income Taxes

     Income tax expense (benefit) consists of:

                                                                   1997              1996
                                                               -----------       -----------
           Current:
                Federal                                        $  (178,117)           34,336
                State                                              (73,828)          (21,236)
                                                               -----------       -----------
                    Total current                                 (251,945)           13,100
                                                               -----------       -----------

           Deferred:
                Federal                                             11,806          (534,988)
                State                                                3,691           (69,043)
                                                               -----------       -----------
                    Total deferred                                  15,497          (604,031)
                                                               -----------       -----------
                                                               $  (236,448)         (590,931)
                                                               ===========       ===========




                                                                     (Continued)

                       AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




     Income tax benefit differs from the amounts computed by applying the U.S.
        Federal income tax rate of 34 percent to loss before income taxes as a result of the following:

                                                                                1997           1996
                                                                            -----------       --------

          Computed "expected" tax benefit                                   $  (507,616)      (498,868)
          State income taxes, net of Federal benefit                            (46,290)       (59,584)
          Nondeductible goodwill amortization                                    40,905         40,271
          Effect of graduated rates on tax refunds                               96,010             --
          Change in beginning of year valuation
               allowance                                                         87,551             --
          Other, net                                                             92,992        (72,750)
                                                                            -----------       --------
                                                                            $  (236,448)      (590,931)
                                                                            ===========       ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                                1997           1996
                                                                            -----------       --------

           Deferred tax assets:
                Allowance for doubtful accounts                             $    60,514         20,513
                Compensated absences and workers
                   compensation reserves                                        104,312         57,726
                Capitalized leases                                                   --         72,139
                Net operating loss carryforwards                              1,256,423        668,138
                Other                                                            45,309         12,563
                Valuation allowance                                             (87,551)            --
                                                                            -----------       --------
                        Total deferred tax assets                             1,379,007        831,079
                                                                            -----------       --------

           Deferred tax liabilities:
                Property and equipment                                        1,036,847        716,168
                Capitalized leases                                              266,518             --
                Unbilled revenue                                                 50,412         71,730
                Other                                                            25,230         27,684
                                                                            -----------       --------
                        Total deferred tax liabilities                        1,379,007        815,582
                                                                            -----------       --------
                        Net deferred tax assets                             $        --         15,497
                                                                            ===========       ========

     There was no valuation allowance for deferred tax assets as of December 31, 1995 and 1996. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the levels of historical taxable losses and uncertainty regarding the generation of taxable income in future years, management has established a valuation allowance equal to net deferred tax assets at December 31, 1997.

                                                                     (Continued)

                       AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




     At December 31, 1997, the Company had net operating loss carryforwards of approximately $3,200,000 of which $800,000 expires in 2011 and $2,400,000 expires in 2012.

     Deferred tax assets of $15,497 are included in other current assets in the accompanying consolidated balance sheets at December 31, 1996.

(6)  Capital Stock

     During 1997, the Company repurchased 37,287 shares of its issued and outstanding common stock at an average price of $1.15 per share. The Company intends to continue to acquire additional shares from time to time at prevailing market prices, dependent upon availability of cash flow and existing market conditions.

     In 1995, the Company entered into five-year employment agreements with its three executive officers. As part of their employment agreements, each of the executive officers has been granted an option to purchase 107,250 shares of the Company's common stock. The options were exercisable in five equal annual installments of 21,450 shares beginning February 16, 1995 at an initial price of $5.00 per share for the first installment with future installment prices increasing $.50 per share at each installment exercise date. On October 22, 1997 these agreements were amended to adjust the option exercise price for all installments to $1.41 per share. The options expire seven years from the date granted. At both December 31, 1997 and 1996, 321,750 of these options were outstanding.

     The Company has a stock option plan for the benefit of non-employee directors of the Company. Under this plan, as amended, 150,000 shares of stock will be reserved for issuance upon exercise of such options. Each eligible director, at adjournment of each annual shareholders' meeting, will automatically be granted options to purchase 5,000 shares of the Company's common stock at a price equal to 100% of the closing price of the common stock on the date of grant. The maximum term of options granted under the plan will be ten years. At December 31, 1997 and 1996, 60,000 and 10,000, respectively, of these options were outstanding.

     Also, the Company has adopted an incentive stock option plan for certain key employees. Under the incentive plan, the Company is authorized to grant options to purchase up to 150,000 shares of common stock at the fair market value of the stock on the date the option is granted. Options are exercisable as stated within each option agreement, as determined by the compensation committee of the Company's board of directors (generally, three years), and expire ten years after grant date. Options for 48,500 shares and 33,000 shares under this plan are outstanding at December 31, 1997 and 1996, respectively.

     During December 1997, the Company adopted a stock option plan whereby each of its three key executive officers was granted an option to purchase 100,000 shares of the Company's common stock at the fair market value of the stock on the date the option was granted. Under this plan, 300,000 shares of the Company's stock will be reserved for issuance upon exercise of these options. Options are exercisable in equal quarterly installments of 12,500 shares beginning January 1, 1998 and expire 10 years after grant date. Options for 300,000 shares are outstanding at December 31, 1997.

                                                                     (Continued)

                       AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     At December 31, 1997 there were 90,000 and 101,500 additional shares available for grant under the directors and employee option plans, respectively.

     The per share weighted-average fair value of stock options granted during 1997 and 1996 was $.68 and $2.12, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                    1997           1996
                                                -----------       --------

      Risk-free interest rate                     4.5%             4.5%
      Expected life                             10 years         10 years
      Expected volatility                         0.50             0.76
      Expected dividend yield                      --              --

     The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have increased to the following pro forma amounts:

                                                    1997           1996
                                                -----------       --------

      Net loss:
          As reported                           $(1,256,540)      (876,330)
                                                ===========       ========

          Pro forma                             $(1,337,746)      (922,310)
                                                ===========       ========

          Pro forma, per share - basic and
            diluted                             $      (.43)          (.30)
                                                ===========       ========

     Stock option activity during the periods indicated is as follows:

                                                    Number    Weighted-average
                                                   of shares   exercise price
                                                   ---------   --------------

      Balance at December 31, 1995                  341,750       $   5.58
          Granted                                    33,000           3.32
          Forfeited                                 (10,000)         (8.75)
                                                   --------
      Balance at December 31, 1996                  364,750           5.29
          Repricing of options                           --          (3.68)
          Granted                                   542,500           1.02
          Expired                                  (156,000)         (1.12)
          Forfeited                                 (21,000)         (2.59)
                                                   --------
      Balance at December 31, 1997                  730,250           1.25
                                                   ========       ========

     At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.00 - $3.28 and
        7.26 years, respectively.

                                                                     (Continued)

                       AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




     At December 31, 1997 and 1996, the number of options exercisable was 253,050 and 135,700, respectively, and the weighted-average exercise price of those options was $1.40 and $5.34, respectively.

     The Company sold to its underwriter for $120, warrants to purchase 120,000 shares of the Company's common stock. The warrants became exercisable in February 1996, expire February 2000, and provide the right to purchase one share of the Company's stock for each warrant held at a price of $10.15 per share. The Company has also agreed to register the shares subject to the warrants at any time so requested by the warrant holders during the exercise period.

(7)  Fair Value of Financial Instruments

     Cash and cash equivalents, Accounts Receivable, Income Taxes Receivable,
        Revolving Credit Agreement and Trade Accounts Payable

     The carrying amount approximates fair value because of the short maturity of these instruments.

     Other Long-Term Debt

     The fair value of other long-term debt is presented as the present value of future cash flows discounted at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers.

     The estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 are summarized as follows:

                                                                     1997                            1996
                                                           --------------------------       -------------------------
                                                           Carrying        Estimated        Carrying       Estimated
                                                            amount         fair value        amount        fair value
                                                            ------         ----------        ------        ----------

           Cash and cash equivalents                        $539,165         539,165         534,629         534,629
           Accounts receivable                             4,084,210       4,084,210       3,308,102       3,308,102
           Income taxes receivable                           409,909         409,909         356,591         356,591
           Trade accounts payable                            663,734         663,734         764,747         764,747
           Revolving credit agreement                      2,106,656       2,106,656         300,000         300,000
           Other long-term debt                            4,484,353       4,402,600       4,322,516       4,333,544
                                                           =========       =========       =========       =========

(8)  Contingencies

     The Company is the defendant in a claim filed with the United States Equal
        Employment Opportunity Commission ("EEOC") by a former employee of the Company alleging race and disability discrimination. Although no formal judgment has been made, the EEOC has recommended an award against the Company in the amount of $133,000, including both compensatory and punitive damages. The Company denies that it has discriminated against the former employee and intends to vigorously defend this claim in an administrative hearing with the EEOC. Accordingly, no accrual has been established by the Company at December 31, 1997 related to this claim, as in the opinion of management, such contingency is neither probably nor reasonably estimable.

                                                                     (Continued)

                       AMPACE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     The Company is also involved in certain other claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of these claims and pending litigation will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

(9)  Subsequent Event

     On January 29, 1998, the Company acquired certain revenue and service equipment and various other assets, licenses and permits from Roy Widener Motor Lines, Inc. and Morristown Transportation System, Inc. (collectively, "the Sellers") for $5,137,781, consisting of cash of $85,622, assumption of capital leases and other obligations of $4,890,159 and issuance of a note payable of $162,000 to a third party creditor. Additionally, concurrent with this acquisition, the Company entered into certain noncompetition agreements with the sellers for a period of three years subsequent to the date of acquisition whereby the Company paid $200,000 at closing to the Sellers consisting of a note payable to a third party creditor. The Company is also liable for an additional $475,000 during the term of the noncompetition agreements based upon gross receipts from previous customers of the Sellers. The purchase price was allocated to the assets acquired as follows:

                  Revenue and service equipment                              $4,992,443
                  Permits, licenses and other assets                            145,338
                  Noncompete agreements                                         200,000
                                                                             ----------
                                                                             $5,337,781
                                                                             ==========


     This acquisition has been accounted for as a purchase with the operating results included in the consolidated statement of operations from the date of acquisition. Assuming the acquisition of the Sellers had occurred on January 1, 1997, pro forma unaudited results of operations for the Company for the year ended December 31, 1997 would have been as follows:

                  Operating revenues                                      $47,100,000
                                                                          ===========
                  Net loss                                                $(1,160,000)
                                                                          ===========
                  Loss per share - basic and diluted                      $      (.38)
                                                                          ===========