Form 10-Q
period 1998-03-31
AMPACE CORP
filed 1998-05-20
CIK 935678

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

        [X] Quarterly report under Section 13 or 15(d) of the Securities
            Exchange Act of 1934

        For the quarterly period ended       March 31, 1998
                                       -----------------------------------------

        [ ] Transition report under Section 13 or 15(d) of the Exchange Act
        For the transition period from _______________ to ______________________
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


              201 Perimeter Park Road, Suite A, Knoxville, TN 37922
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                 (423) 691-5799
--------------------------------------------------------------------------------

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


Yes                No    X
   -------           ---------

         State the number of shares outstanding of each of the Issuer's classes
of common equity, as of the last practicable date:   3,062,713 at March 31, 1998
                                                  ------------------------------

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

See Financial Statements attached hereto

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the attached unaudited interim condensed consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the calendar year ended December 31, 1997. It also contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including the timing of acquisitions, availability of drivers, fuel prices and the addition of new customers.

RESULTS OF OPERATIONS

           Effective with the close of business on December 31, 1997 the Company merged all of its operating subsidiaries into one legal entity named Ampace Freightlines, Inc. Additionally, the Company acquired the assets and assumed certain obligations of Roy Widener Motor Lines, Inc. and Morristown Transportation Systems, Inc. on January 29, 1998.

COMPARISON OF FIRST QUARTER 1998 TO FIRST QUARTER 1997

           The following table sets forth items in the Condensed Consolidated Statements of Operations as a percentage of operating revenues.

                                               Three Months Ended March 31

                                                                                    Percentage of
                                                                                  Operating Revenue
                                                                           ---------------------------------
                                                                             1997                     1998
                                                                             ----                     ----
           Operating revenues                                                100.0%                   100.0%

           Operating expenses:
                Salaries, wages and employee benefits                         40.0                     41.8
                Purchased transportation                                       9.0                     16.4
                Fuel                                                          17.8                     12.8
                Depreciation and amortization                                 12.4                      9.1
                Rent                                                           4.3                      7.9
                Operating supplies and expenses                                8.0                      9.3
                Insurance and claims                                           3.8                      3.4
                Operating taxes and licenses                                   2.0                      2.0
                General and administrative expenses                           (0.8)                     4.1
                Communications and utilities                                   1.7                      1.6
                                                                           -------                  -------
                          Total operating expenses                            98.2                    108.4
                                                                           -------                  -------
                          Operating income (loss)                              1.8                     (8.4)
           Interest expense, net                                               4.6                      2.9
                                                                           -------                  -------
                Loss before income taxes                                      (2.8)                   (11.3)
           Income taxes                                                       (1.0)                    (0.0)
                                                                           -------                  -------
                Net loss                                                      (1.8)%                  (11.3)%
                                                                           =======                  =======

OPERATING REVENUES

           Operating revenues for the first quarter of 1998 increased approximately $2.6 million or 33% to $10.3 million from $7.7 million in the first quarter of 1997. The increase in operating revenues was due primarily to increased revenues associated with the completion of the Company's fourth, fifth and sixth acquisitions, Bar-J Enterprises which was combined into the existing Calhoun operation, effective May 5, 1997, Walker Trucking which became the Columbus operation of Ampace Freightlines, effective June 1, 1997, and Roy Widener Motor Lines, Inc. and Morristown Transportation System, Inc. (Widener acquisition) which became the East Tennessee operation of Ampace Freightlines, effective January 29, 1998, respectively.

           The net loss for the quarter ended March 31, 1997 increased from $138,000 to $1,163,317 for the quarter ended March 31, 1998. This increase was due primarily to losses generated from the operations of the two most recent acquisitions, Walker Trucking and Widener acquisition, and a favorable sales tax refund recognized in the first quarter of 1997. The loss will negatively impact the Company's ability to become profitable in the second half of 1998. The Company can give no assurances that profitability will be attained in 1998.

           The Company has added two new directors, giving voting control to the outside directors, and appointed a new chairman. The Board has engaged independent advisory services to review its cost, information and management structures. Management has taken immediate steps to reduce discretionary costs and restructured its operational and support staffs last week. Additionally, the Company is focused on securing necessary drivers to support existing strong freight demand while reducing excess trailer related costs. Additionally, the management is engaged in efforts to attract new strategic customers for which it can charge higher freight rates for additional value added.

OPERATING EXPENSES

           Salaries, wages and benefits as a percentage of revenue increased in the first quarter of 1998 compared to the same quarter in 1997 as a result of the Widener acquisition. Purchased transportation increased from 9.0% of revenue in 1997 to 16.4% for 1998. This increase was the result of the increased usage of independent contractors. Fuel expense declined from 17.8% during the first quarter of 1997 to 12.8% in 1998 as a result of lower fuel prices and higher miles per gallon during 1998 and because a higher percentage of revenue was handled by independent contractors during 1998.

           Depreciation and amortization as a percentage of revenue declined from 12.4% during the first quarter of 1997 to 9.1% for the same period in 1998 as a result of the recognition of equipment gains, better equipment utilization and the additional freight handled by independent contractors in 1998. Rent increased during 1998 to 7.9% from 4.3% in 1997 as a result of financing some of the 1997 and 1998 acquisition and expansion equipment with operating leases. Operating supplies and expenses increased as a percentage of revenue in the first quarter of 1998 to 9.3% from 8.0% for the same period in 1997 primarily as a result of the Widener acquisition and the integration charges associated with it.

           The decline in insurance and claims from 3.8% of revenue for the quarter ending March 31, 1997 to 3.4% for the same quarter during 1998 resulted primarily from more favorable insurance rates during 1998. Operating taxes and licenses remained constant in spite of the increased usage of owner operators because of the increased miles driven by Company drivers.

           General and administrative expenses increased from (0.8)% of revenue during the first quarter of 1997 to 4.1% during 1998. This increase was created by a one time sales tax refund recognized in the first quarter of 1997 and additional expenses as compared to revenue associated with the Widener acquisition. Communication expense decreased from 1.7% of revenue in the first quarter of 1997 to 1.6% of revenue in 1998. This decrease results from savings realized in the standardization of the Company's communication platform.

For the quarter ended March 31, 1998, the Company did not recognize any deferred income tax benefit from the operating losses generated. The ultimate realization of the operating loss carryforwards generated during the quarter ended March 31, 1998 and those generated in previous years is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon levels of historical taxable losses and uncertainty regarding the generation of taxable income in future years, management has established a valuation allowance equal to net deferred tax assets at March 31, 1998, pursuant to the requirements of Statement of Financial Accounting Standards No. 109. If Management had recorded its customary deferred tax benefit at 38% of the net loss, the benefit would have been approximately $435,000.

The Company assesses the impairment of long-lived assets, including identifiable intangibles and goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At March 31, 1998, the Company has made such assessment and concluded that an impairment provision was not required. However, if operating losses continue for the near term, it is possible that impairment provisions may be necessary in this near term timeframe, and such impairment provisions may be material to the Company's consolidated results of operations and financial position.

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

         During the first three months of 1998, the Company borrowed $754,500 from its line of credit to support working capital needs.

         The working capital at December 31, 1997 and March 31, 1998 reflect as a current liability the guaranteed residuals of maturing capitalized leases, while the corresponding asset values are shown as Property and Equipment, a long-term asset. This amount is approximately $1.8 million.

         During February 1998 the loan covenants on the Company's line of credit were modified to require (i) a minimum tangible net worth of $1.0 million, (ii) a minimum net worth of $4.6 million, (iii) a debt-to-equity ratio not to exceed 4:1, and (iv) maintenance of a $600,000 excess borrowing base. In addition to the above mentioned loan covenant changes, the interest rate on the line of credit will increase to 1% over the bank's Prime Rate at June 30, 1998 and to 2% over the bank's Prime Rate at July 31, 1998. As of March 31, 1998, the Company was in violation to certain of the financial covenants under the Company's line of credit. The agreement expires on January 1, 1999, and has been classified as a current liability at March 31, 1998.

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

                                     PART II
                                OTHER INFORMATION

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

         The Company's line of credit contains certain loan covenants, including the following financial covenants in which the Company must maintain: (1) a minimum tangible net worth of $1.0 million, (ii) a minimum net worth of $4.6 million, (iii) a debt-to-equity ratio not to exceed 4:1, and (iv) maintenance of a $600,000 excess borrowing base. As of March 31, 1998, the Company was in violation of certain of these financial covenants with respect to its line of credit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)           Exhibit No.                   Description
              27                            Financial Data Schedule

Attachment-Item 1. Financial Statements

                        AMPACE CORPORATION & SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                      December 31, 1997 and March 31, 1998
                                   (Unaudited)

                                                               December 31,        March 31,
                                                                  1997               1998
                                                                  ----               ----
                                   ASSETS
                                   ------

Current Assets:
     Cash and cash equivalents                                $    539,165       $         --
     Accounts Receivable, net                                    4,084,210          5,580,180
     Other current assets                                        1,066,138          1,327,937
                                                              ------------       ------------
                Total current assets                             5,689,513          6,908,117
                                                              ------------       ------------

Property and equipment, net                                     10,146,259         15,261,390

Other assets                                                     2,295,674          2,975,834
                                                              ------------       ------------
                                                              $ 18,131,446       $ 25,145,341
                                                              ============       ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current liabilities:
     Current installments of long-term debt and
        capital lease obligations                                4,233,820          8,553,100
     Other current liabilities                                   2,558,626          4,876,439
                                                              ------------       ------------
                Total current liabilities                        6,792,446         13,429,539

Long-term debt and capital lease obligations
     excluding current installments                              6,277,118          7,817,236
                                                              ------------       ------------
                Total liabilities                               13,069,564         21,246,775
                                                              ------------       ------------

Stockholders' equity:
     Common stock, $.0001 par value.  Authorized
        10,000,000 and issued 3,075,000 shares in 1997
        and 3,100,000 shares in 1998                                   308                310
     Additional paid in capital                                  7,475,874          7,475,872
     Accumulated deficit                                        (2,371,147)        (3,534,463)
     Treasury stock, 37,287 shares at cost                         (43,153)           (43,153)
                                                              ------------       ------------
                Total stockholders' equity                       5,061,882          3,898,566

Commitments and contingencies

                                                              ------------       ------------
                                                              $ 18,131,446       $ 25,145,341
                                                              ============       ============

See accompanying notes to condensed consolidated financial statements.

                        AMPACE CORPORATION & SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                   Three Months Ended March 31, 1997 and 1998
                                   (Unaudited)

                                                                   1997               1998
                                                                   ----               ----
Operating Revenues                                            $  7,686,090       $ 10,256,005

Salaries, wages and employee benefits                            3,077,049          4,284,117
Purchased transportation                                           695,358          1,681,581
Fuel                                                             1,367,146          1,311,807
Depreciation & amortization                                        954,523            930,545
Rent                                                               330,474            811,482
Operating supplies & expenses                                      611,175            953,761
Insurance & claims                                                 292,124            345,590
Operating taxes & licenses                                         150,345            203,579
General & administrative expenses                                  (59,343)           426,680
Communication & utilities                                          126,947            168,282
                                                              ------------       ------------
         Total Operating Expenses                                7,545,798         11,117,424
                                                              ------------       ------------

         Operating Income (loss)                                   140,292           (861,419)

Interest expense, net                                              356,120            301,898
                                                              ------------       ------------
Loss before taxes                                                 (215,828)        (1,163,317)

Income taxes                                                       (78,261)                --
                                                              ------------       ------------
         Net loss                                             $   (137,567)      $ (1,163,317)
                                                              ============       ============

Weighted average common shares                                   3,100,000          3,062,713
                                                              ============       ============

Loss per share - basic and diluted                            $       (.04)      $       (.38)
                                                              ============       ============

See accompanying notes to condensed consolidated financial statements.

                        AMPACE CORPORATION & SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                   Three Months Ended March 31, 1997 and 1998
                                   (Unaudited)

                                                                           1997              1998
                                                                           ----              ----
Operating Activities:
     Net loss                                                           $(137,567)       (1,163,317)
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                  849,000           930,545
           Changes in operating assets and liabilities:
               Accounts receivable, net                                  (646,000)       (1,495,970)
               Other current asset                                        444,000          (107,572)
               Other liabilities                                           87,567         1,606,433
                                                                        ---------       -----------
                  Net cash provided (used) by operating activities        597,000          (229,881)
                                                                        ---------       -----------

Investing activities:
     Proceeds from disposals of equipment                                      --           438,000
     Acquisitions                                                              --          (203,140)
     Purchases of property, equipment and intangible assets              (443,000)       (1,387,765)
                                                                        ---------       -----------
                  Net cash used by investing activities                  (443,000)       (1,152,905)
                                                                        ---------       -----------

Financing activities:
     Proceeds from long-term debt                                              --         2,302,912
     Principal payments on long-term debt and capital leases             (689,000)       (1,459,291)
                                                                        ---------       -----------
                  Net cash provided (used) by financing activities       (689,000)          843,621
                                                                        ---------       -----------

Net decrease in cash and cash equivalents                                (535,000)         (539,165)

Cash and cash equivalents at beginning of period                          535,000           539,165
                                                                        ---------       -----------
Cash and cash equivalents at end of period                              $      --       $        --
                                                                        =========       ===========
Supplementary disclosure of cash flow information:
     Interest paid                                                      $ 215,000       $   263,271
                                                                        =========       ===========

     Income taxes refunded                                              $      --       $  (336,081)
                                                                        =========       ===========

     Liabilities assumed and debt issued in connection
        with acquisitions                                               $      --       $ 5,727,159
                                                                        =========       ===========


See accompanying notes to condensed consolidated financial statements

                        AMPACE CORPORATION & SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

(1) BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes, as filed with the Securities and Exchange Commission as part of the Company's 1997 Form 10-KSB. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

(2) DEBT AND LIQUIDITY
     In February 1998 the loan covenants under the Company's line of credit were modified to include (1) a minimum tangible net worth of $1,000,000, (2) a minimum net worth of $4,600,000, (3) a maximum debt to shareholder equity of 4.00:1.00, and (4) maintenance of a $600,000 excess borrowing base. In addition to the above mentioned loan covenant changes, the interest rate on the line of credit will increase to 1% over the bank's Prime Rate at June 30, 1998 and to 2% over the bank's Prime Rate at July 31, 1998. As of March 31, 1998, the Company was in violation to certain of the financial covenants under the Company's line of credit. The agreement expires on January 1, 1999, and has been classified as a current liability at March 31, 1998.

     Although management has not obtained any commitments to refinance its revolving credit agreement, the Company believes that it will be able to obtain such refinancing through other potential lenders. However, there can be no assurance that the Company will be able to obtain such financing, or if available, will be available at terms acceptable to the Company. Also, management believes that equity in revenue equipment will allow the Company to satisfy a significant portion of its capital lease obligations that are coming due within the next 12 - 18 months.

(3) EARNINGS PER SHARE
     Basic and diluted loss per share is calculated using the net loss of the Company as the numerator and the weighted-average shares outstanding as the denominator. There is no difference between basic and diluted loss per share since the assumed exercise of common stock options and warrants would be anti-dilutive. At March 31, 1998 and 1997, the number of shares under options and warrants that were outstanding but were not included in the computation of diluted loss per share were 850,250 and 490,250, respectively.

                                                                     (Continued)

                        AMPACE CORPORATION & SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

(4) CONTINGENCIES
     The Company is the defendant in a claim filed with the United States Equal
        Employment Opportunity Commission ("EEOC") by a former employee of the Company alleging race and disability discrimination. Although no formal judgment has been made, the EEOC has recommended an award against the Company in the amount of $133,000, including both compensatory and punitive damages. The Company denies that it has discriminated against the former employee and intends to vigorously defend this claim in an administrative hearing with the EEOC. Accordingly, no accrual has been established by the Company at March 31, 1998 related to this claim, as in the opinion of management, such contingency is neither probably nor reasonably estimable.

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

(5) ACQUISITION
     On January 29, 1998, the Company acquired certain revenue and service equipment and various other assets, licenses and permits from Roy Widener Motor Lines, Inc. and Morristown Transportation System, Inc. (collectively, "the Sellers") for $5,199,307, consisting of cash of $147,148, assumption of capital leases and other obligations of $4,890,159 and issuance of a note payable of $162,000 to a third party creditor. Additionally, concurrent with this acquisition, the Company entered into certain noncompetition agreements with the Sellers for a period of three years subsequent to the date of acquisition whereby the Company paid $200,000 at closing to the Sellers consisting of a note payable to a third party creditor. The Company is also liable for an additional $475,000 during the term of the noncompetition agreements based upon gross receipts from previous customers of the Sellers. The purchase price was allocated to the assets acquired as follows:

               Revenue and service equipment                                           $ 4,992,443
               Permits, licenses and other assets                                          145,338
               Noncompete agreements                                                       675,000
               Goodwill                                                                     61,526
                                                                                       -----------
                                                                                       $ 5,874,307
                                                                                       ===========

     This acquisition has been accounted for as a purchase with the operating results included in the consolidated statement of operations from the date of acquisition.

                                                                     (Continued)

                        AMPACE CORPORATION & SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

(6) IMPAIRMENT
     The Company assesses the impairment of long-lived assets, including identifiable intangibles and goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At March 31, 1998, the Company has made such assessment and concluded that an impairment provision was not required. However, if operating losses continue for the near term, it is possible that impairment provisions may be necessary in this near term timeframe, and such impairment provisions may be material to the Company's consolidated results of operations and financial position.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Ampace Corporation


Date  May 19, 1998                  BY:  /s/ Jay N. Taylor
      ------------                      ----------------------------------------
                                         Jay N. Taylor, Chief Executive Officer


Date  May 19, 1998                  BY:  /s/ Bruce W. Jones
      ------------                       ---------------------------------------
                                         Bruce W. Jones, Chief Financial Officer