Form 10-Q
period 1998-06-30
AMPACE CORP
filed 1998-08-13
CIK 935678

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended       June 30, 1998
                                         ---------------------

    [ ]      Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from                       to
                                   ---------------------    --------------------

    Commission file number       0-25352
                                 -----------------------


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


Yes             No        X
    ----------      ------------

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the last practicable date: 3,062,713 at June 30, 1998
                                                     --------------------------

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

See Financial Statements attached hereto

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the attached unaudited interim condensed consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the calendar year ended December 31, 1997. It also contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including the ability to obtain adequate financing, ability to achieve profitable operations, timing of acquisitions, availability of drivers, fuel prices and the addition of new customers.

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a deficit in working capital at June 30, 1998 of approximately $10.5 million, and is in violation of certain of the financial covenants under its line of credit of agreement that expires on January 1, 1999 for which no commitments exist to refinance, all of which raise substantial doubt about the Company's ability to continue as a going concern. See Notes 3 and 5 of the Notes to Condensed Consolidated Financial Statements and the discussion included herein for further information on these matters and management's plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 TO THREE MONTHS ENDED
JUNE 30, 1998

           The following table sets forth items in the Condensed Consolidated Statements of Operations as a percentage of operating revenues.

                                                             Three Months Ended June 30

                                                                    Percentage of
                                                                  Operating Revenue
                                                                --------------------
                                                                 1997           1998
                                                                -----          -----
            Operating revenues                                  100.0%         100.0%
            Operating expenses:
                 Salaries, wages and employee benefits           39.2           39.6
                 Purchased transportation                         9.2           16.0
                 Fuel                                            16.1           12.3
                 Depreciation and amortization                   11.8            9.8
                 Rent                                             7.4            7.3
                 Operating supplies and expenses                  7.1           10.7
                 Insurance and claims                             2.8            3.0
                 Operating taxes and licenses                     2.1            1.5
                 General and administrative expenses              3.2            5.7
                 Communications and utilities                     1.6            2.2
                 Restructuring charge                            --             13.6
                                                                -----          -----
                           Total operating expenses             100.5          121.7
                                                                -----          -----
                           Operating loss                        (0.5)         (21.7)
            Interest expense, net                                 4.0            3.3
                                                                -----          -----
                 Loss before income taxes                        (4.5)         (25.0)
            Income taxes                                         (1.6)          --
                                                                -----          -----
                 Net loss                                        (2.9)%        (25.0)%
                                                                =====          =====

OPERATING REVENUES

           Operating revenues for the second quarter of 1998 increased approximately $2.2 million or 25% to $11.0 million from $8.8 million in the second quarter of 1997. The increase in operating revenues was due primarily to increased revenues associated with the completion of the Company's fifth and sixth acquisitions, Walker Trucking which became the Columbus operation of Ampace Freightlines, effective June 1, 1997, and Roy Widener Motor Lines, Inc. and Morristown Transportation System, Inc. (Widener acquisition) which became the East Tennessee operation of Ampace Freightlines, effective January 29, 1998, respectively.

           The net loss for the quarter ended March 31, 1997 increased from $258,875 to $2,749,600 for the quarter ended June 30, 1998. This increase was due primarily to losses generated from the operations of the two most recent acquisitions, Walker Trucking and Widener acquisition, and the recognition of a $1.5 million restructuring charge. The loss will negatively impact the Company's ability to become profitable in 1998.

OPERATING EXPENSES

           Salaries, wages and employee benefits increased from 39.2% of revenue in 1997 to 39.6% of revenue in 1998 due to increased wages and employee health benefits. Purchased transportation increased from 9.2% of revenue in 1997 to 16.0% for 1998. This increase was the result of the increased usage of independent contractors. Fuel expense declined from 16.1% during the second quarter of 1997 to 12.3% in 1998 as a result of lower fuel prices and higher miles per gallon during 1998 and because a higher percentage of revenue was handled by independent contractors during 1998.

           Depreciation and amortization as a percentage of revenue declined from 11.8% during the second quarter of 1997 to 9.8% for the same period in 1998 as a result of the recognition of equipment gains of approximately $42,000 which are reflected as a reduction of depreciation expense and additional freight handled by independent contractors in 1998. Operating supplies and expenses increased as a percentage of revenue in the second quarter of 1998 to 10.7% from 7.1% for the same period in 1997 primarily as a result of the Widener acquisition and the integration charges associated with it. Operating taxes and licenses decreased from 2.1% of revenue in 1997 to 1.5% for 1998. This decrease was the result of tax savings associated with recently implemented tax minimization strategies which include the registration of equipment in the specific states of use and the increased usage of owner operators during 1998.

           General and administrative expenses increased from 3.2% of revenue during the second quarter of 1997 to 5.7% during 1998. This increase was created by significant consulting and legal fees incurred in the second quarter as a result of development and implementation of the restructuring plans as well as significant temporary labor expenses that were incurred during the second quarter for special projects. Communication expense increased from 1.6% of revenue in the second quarter of 1997 to 2.2% of revenue in 1998. This increase resulted from additional usage of in-truck mobile communications and dedicated phone lines required due to the Company's most recent acquisitions. The restructuring charge in 1998 is the result of management's decision to scale back the level of operations of the Company, downsizing of the Company's fleet of revenue equipment, and concentrating efforts within the most profitable regions and on the most profitable customers.

           Interest expense as a percentage of revenue decreased to 3.3% in 1998 from 4.0% in 1997 due to a greater revenue base.

         For the quarter ended June 30, 1998, the Company did not recognize any deferred income tax benefit from the operating losses generated. The ultimate realization of the operating loss carryforwards generated during the quarter ended June 30, 1998 and those generated in previous years is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon levels of historical taxable losses and uncertainty regarding the generation of taxable income in future years, management has established a valuation allowance equal to net deferred tax assets at June 30, 1998, pursuant to the requirements of Statement of Financial Accounting Standards No. 109.

         The Company assesses the impairment of long-lived assets, including identifiable intangibles and goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At June 30, 1998, the Company has made such assessment and concluded that an impairment provision is required. The goodwill acquired with the acquisitions of Merchants Dutch Express, Inc. and Amanday Express, Inc. have been determined to be impaired. A $304,000 adjustment to goodwill related to the above mentioned entities will be recognized as part of the company's restructuring plan. Additionally, the Company recorded a restructuring charge for approximately $820,000 for estimated losses to be incurred as a result of fleet downsizing and the disposal of certain terminals; approximately $180,000 for severance pay; approximately $111,000 for the termination of certain lease commitments; and approximately $85,000 for other costs incurred as a result of the restructuring of the Company.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30, 1998

           The following table sets forth items in the Condensed Consolidated Statements of Operations as a percentage of operating revenues.

                                                               Six Months Ended June 30

                                                                    Percentage of
                                                                  Operating Revenue
                                                                -------------------
                                                                1997           1998
                                                                ----           ----
            Operating revenues                                  100.0%         100.0%
            Operating expenses:
                 Salaries, wages and employee benefits           39.6           40.6
                 Purchased transportation                         9.1           16.2
                 Fuel                                            16.9           12.5
                 Depreciation and amortization                   12.1            9.4
                 Rent                                             5.9            7.6
                 Operating supplies and expenses                  7.5           10.0
                 Insurance and claims                             3.3            3.2
                 Operating taxes and licenses                     2.0            1.8
                 General and administrative expenses              1.4            4.9
                 Communications and utilities                     1.6            1.9
                 Restructuring charge                            --              7.1
                           Total operating expenses              99.4          115.2
                                                                -----          -----
                           Operating income (loss)                0.6          (15.2)
            Interest expense, net                                 4.3            3.2
                                                                -----          -----
                 Loss before income taxes                        (3.7)         (18.4)
            Income taxes                                         (1.3)          --
                                                                -----          -----
                 Net loss                                        (2.4)%        (18.4)%
                                                                =====          =====

OPERATING REVENUES

           Operating revenues for the first six months of 1998 increased approximately $4.8 million or 29% to $21.3 million from $16.5 million in the first six months of 1997. The increase in operating revenues was due primarily to increased revenues associated with the completion of the Company's fourth, fifth and sixth acquisitions, Bar-J Enterprises which was combined into the existing Calhoun operation, effective May 5, 1997, Walker Trucking which became the Columbus operation of Ampace Freightlines, effective June 1, 1997, and Roy Widener Motor Lines, Inc. and Morristown Transportation System, Inc. (Widener acquisition) which became the East Tennessee operation of Ampace Freightlines, effective January 29, 1998, respectively.

           The net loss for the six months ended June 30, 1997 increased from $395,442 to $3,912,917 for the six months ended June 30, 1998. This increase was due primarily to losses generated from the operations of the two most recent acquisitions, Walker Trucking and the Widener acquisition, and the recognition of a $1.5 million restructuring charge. In addition, a favorable sales tax refund was recognized in the first quarter of 1997. The loss will negatively impact the Company's ability to become profitable in 1998.

OPERATING EXPENSES

           Salaries, wages and employee benefits increased from 39.6% of revenue in 1997 to 40.6% of revenue in 1998 due to increased wages and employee health benefits. Purchased transportation increased from 9.1% of revenue in 1997 to 16.2% for 1998. This increase was the result of the increased usage of independent contractors. Fuel expense declined from 16.9% during the first six months of 1997 to 12.5% in 1998 as a result of lower fuel prices and higher miles per gallon during 1998 and because a higher percentage of revenue was handled by independent contractors during 1998.

           Depreciation and amortization as a percentage of revenue declined from 12.1% during the first six months of 1997 to 9.4% for the same period in 1998 as a result of the recognition of equipment gains of approximately $138,000 which are reflected as a reduction in depreciation expense and the additional freight handled by independent contractors in 1998. Rent increased during 1998 to 7.6% from 5.9% in 1997 as a result of financing some of the 1997 and 1998 acquisition and expansion equipment with operating leases. Operating supplies and expenses increased as a percentage of revenue in the first six months of 1998 to 10.0% from 7.5% for the same period in 1997 primarily as a result of the Widener acquisition and the integration charges associated with it. Operating taxes and licenses decreased from 2.0% of revenue in 1997 to 1.8% for 1998. This decrease was the result of tax savings associated with tax minimization strategies which include the registration of equipment in the specific states of use and the increased usage of owner operators during 1998.

           General and administrative expenses increased from 1.4% of revenue during the first six months of 1997 to 4.9% during 1998. This increase was created by a one time sales tax refund recognized in the first quarter of 1997 and significant consulting and legal fees incurred in the second quarter of 1998 as a result of the determination of restructuring plans. Additionally, significant temporary labor expenses were incurred during the second quarter prior to the May 8, 1998 headcount reduction. Communication expense increased from 1.6% of revenue in the first six months of 1997 to 1.9% of revenue in 1998. This increase resulted from additional usage of in-truck mobile communications and dedicated phone lines required due to the Company's most recent acquisitions.

         For the six months ended June 30, 1998, the Company did not recognize any deferred income tax benefit from the operating losses generated. The ultimate realization of the operating loss carryforwards generated during the six months ended June 30, 1998 and those generated in previous years is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon levels of historical taxable losses and uncertainty regarding the generation of taxable income in future years, management has established a valuation allowance equal to net deferred tax assets at June 30, 1998.

         For a discussion of the restructuring charges, see management's discussion and analysis for the second quarter.

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

         During the second quarter of 1998, the Company borrowed $525,500 from its line of credit to support working capital needs.

         The working capital at December 31, 1997 and June 30, 1998 reflect as a current liability the guaranteed residuals of maturing capitalized leases, while the corresponding asset values are shown as Property and Equipment, a long-term asset. This amount is approximately $2.69 million.

         During February 1998 the loan covenants on the Company's line of credit were modified to require (i) a minimum tangible net worth of $1.0 million at March 31, 1998, (ii) a minimum net worth of $4.6 million at September 30, 1998,
(iii) a debt-to-equity ratio not to exceed 4:1 at September 30, 1998, and (iv) maintenance of a $600,000 excess borrowing base at September 30, 1998. In addition to the above mentioned loan covenant changes, the interest rate on the line of credit was increased by 1% over the bank's Prime Rate on June 30, 1998 and will be increased to 2% over the bank's Prime Rate at July 31, 1998. As of June 30, 1998, the Company was in violation to certain of the financial covenants under the Company's line of credit. The agreement expires on January 1, 1999, and has been classified as a current liability at June 30, 1998.

         Although management has not obtained any commitments to refinance its revolving credit agreement, the Company believes it will be able to obtain such refinancing through other potential lenders. Additionally, with the restructuring charge recorded by the Company during the second quarter of 1998 and the other top management personnel changes made by the Company, management believes the operating results of the Company will improve during the second half of 1998. Management also believes that the equity in revenue equipment will allow the Company to be able to satisfy a significant portion of its capital lease obligations as such become due over the next several months. However, there can be no assurance that the Company will become profitable during 1998. Should the Company be unable to obtain additional financing or achieve profitable operations, management may have to make additional downsizing decisions.

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

                                     PART II
                                OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company's line of credit contains certain loan covenants, including the following financial covenants in which the Company must maintain: (i) a minimum tangible net worth of $1.0 million at March 31, 1998, (ii) a minimum net worth of $4.6 million at September 30, 1998, (iii) a debt-to-equity ratio not to exceed 4:1 at September 30, 1998, and (iv) maintenance of a $600,000 excess borrowing base at September 30, 1998. As of June 30, 1998, the Company was in violation of certain of these financial covenants with respect to its line of credit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)           Exhibit No.           Description


                  27                Financial Data Schedule

                        AMPACE CORPORATION & SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                       December 31, 1997 and June 30, 1998
                                   (Unaudited)


                                                              December 31,         June 30,
                                                                  1997              1998
                                                                  ----              ----
                                   ASSETS
Current Assets:
     Cash and cash equivalents                                $    539,165       $       --
     Accounts Receivable, net                                    4,084,210          5,004,200
     Other current assets                                        1,066,138            862,287
                                                              ------------       ------------
                Total current assets                             5,689,513          5,866,487
                                                              ------------       ------------

Property and equipment, net                                     10,146,259         16,203,123

Other assets                                                     2,295,674          2,562,823
                                                              ------------       ------------
                                                              $ 18,131,446       $ 24,632,433
                                                              ============       ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt and
        capital lease obligations                                4,233,820          9,885,467
     Other current liabilities                                   2,558,626          6,488,369
                                                              ------------       ------------
                Total current liabilities                        6,792,446         16,373,836

Long-term debt and capital lease obligations
     excluding current installments                              6,277,118          7,109,632
                                                              ------------       ------------
                Total liabilities                               13,069,564         23,483,468
                                                              ------------       ------------
Stockholders' equity:
     Common stock, $.0001 par value.  Authorized
        10,000,000 and issued 3,075,000 shares in 1997
        and 3,100,000 shares in 1998                                   308                310
     Additional paid in capital                                  7,475,874          7,475,872
     Accumulated deficit                                        (2,371,147)        (6,284,064)
     Treasury stock, 37,287 shares at cost                         (43,153)           (43,153)
                                                              ------------       ------------
                Total stockholders' equity                       5,061,882          1,148,965

Commitments and contingencies
                                                              ------------       ------------
                                                              $ 18,131,446       $ 24,632,433
                                                              ============       ============

See accompanying notes to condensed consolidated financial statements.

                        AMPACE CORPORATION & SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                    Three Months Ended June 30, 1997 and 1998
                                   (Unaudited)


                                                          1997              1998
                                                          ----              ----
Operating Revenues                                    $ 8,817,233       $ 11,005,643

Operating expenses:
     Salaries, wages and employee benefits              3,455,362          4,357,842
     Purchased transportation                             814,337          1,759,837
     Fuel                                               1,418,056          1,350,375
     Depreciation & amortization                        1,044,326          1,073,347
     Rent                                                 649,871            806,717
     Operating supplies & expenses                        624,680          1,180,788
     Insurance & claims                                   246,273            325,060
     Operating taxes & licenses                           187,240            168,208
     General & administrative expenses                    284,041            622,590
     Communication & utilities                            137,777            241,334
     Restructuring charge                                    --            1,500,000
                                                      -----------       ------------
         Total Operating Expenses                       8,861,964         13,386,098
                                                      -----------       ------------
         Operating loss                                   (44,731)        (2,380,455)


Interest expense, net                                     352,735            369,145
                                                      -----------       ------------
Loss before taxes                                        (397,466)        (2,749,600)

Income taxes                                             (138,591)              --
                                                      -----------       ------------
         Net loss                                     $  (258,875)      $ (2,749,600)
                                                      ===========       ============

Weighted average common shares-basic and diluted        3,100,000          3,062,713
                                                      ===========       ============

Loss per share - basic and diluted                    $      (.08)      $       (.90)
                                                      ===========       ============

See accompanying notes to condensed consolidated financial statements.

                        AMPACE CORPORATION & SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                     Six Months Ended June 30, 1997 and 1998
                                   (Unaudited)


                                                           1997              1998
                                                           ----              ----
Operating revenues                                    $ 16,503,323       $ 21,261,648

Operating expenses:
     Salaries, wages and employee benefits               6,532,411          8,641,959
     Purchased transportation                            1,509,695          3,441,418
     Fuel                                                2,785,203          2,662,182
     Depreciation & amortization                         1,998,848          2,003,892
     Rent                                                  980,345          1,618,199
     Operating supplies & expenses                       1,235,855          2,134,549
     Insurance & claims                                    538,397            670,650
     Operating taxes & licenses                            337,585            371,787
     General & administrative expenses                     224,698          1,049,270
     Communication & utilities                             264,724            409,616
     Restructuring charge                                     --            1,500,000
                                                      ------------       ------------
         Total operating expenses                       16,407,761         24,503,522
                                                      ------------       ------------
         Operating income (loss)                            95,562         (3,241,874)


Interest expense, net                                      708,856            671,043
                                                      ------------       ------------
Loss before taxes                                         (613,294)        (3,912,917)

Income taxes                                              (217,852)              --
                                                      ------------       ------------
         Net loss                                     $   (395,442)      $ (3,912,917)
                                                      ============       ============

Weighted average common shares-basic and diluted         3,100,000          3,062,713
                                                      ============       ============

Loss per share - basic and diluted                    $       (.13)      $      (1.28)
                                                      ============       ============

See accompanying notes to condensed consolidated financial statements.

                        AMPACE CORPORATION & SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                     Six Months Ended June 30, 1997 and 1998
                                   (Unaudited)

                                                                          1997            1998
                                                                          ----            ----
Operating activities:
     Net loss                                                         $  (395,442)     (3,912,917)
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization and gain on sale
               of assets                                                1,998,848       2,003,892
           Restructuring charges                                             --         1,500,000
           Changes in operating assets and liabilities:
               Accounts receivable, net                                (1,572,447)       (919,990)
               Other current assets                                      (766,536)        363,771
               Other current liabilities                                  980,294       2,093,085
                                                                      -----------     -----------
                  Net cash provided by operating activities               244,717       1,127,841
                                                                      -----------     -----------


Investing activities:
     Proceeds from disposals of equipment                                 636,805         774,701
     Acquisitions                                                        (438,924)       (223,715)
     Purchases of property and equipment                                 (450,356)     (3,615,653)
                                                                      -----------     -----------
                  Net cash used by investing activities                  (252,475)     (3,064,667)
                                                                      -----------     -----------

Financing activities:
     Proceeds from long-term debt                                       1,523,000       3,431,744
     Purchase of treasury stock                                            (6,103)           --
     Payment of non-compete obligation                                    (77,000)           --
     Principal payments on long-term debt and capital leases           (1,589,709)     (2,034,083)
                                                                      -----------     -----------
                  Net cash provided (used) by financing activities       (149,812)      1,397,661
                                                                      -----------     -----------

Net decrease in cash and cash equivalents                                (157,570)       (539,165)

Cash and cash equivalents at beginning of period                          534,629         539,165
                                                                      -----------     -----------
Cash and cash equivalents at end of period                            $   377,059     $      --
                                                                      -----------     ===========

Supplementary disclosure of cash flow information:
     Interest paid                                                    $   709,000     $   627,007
                                                                      ===========     ===========

     Income taxes refunded                                            $      --       $  (336,081)
                                                                      ===========     ===========



See accompanying notes to condensed consolidated financial statements

                         AMPACE CORPORATION & SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

(1)  BASIS OF PRESENTATION
     The interim consolidated condensed financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition, results of operations and cash flows for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months and for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes, as filed with the Securities and Exchange Commission as part of the Company's 1997 Form 10-KSB.

     The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a deficit in working capital at June 30, 1998 of approximately $10.5 million, and is in violation of certain of the financial covenants under its line of credit of agreement that expires on January 1, 1999 for which no commitments exist to refinance, all of which raise substantial doubt about the Company's ability to continue as a going concern. See Notes 3 and 5 of the Notes to Condensed Consolidated Financial Statements and the discussion included herein for further information on these matters and management's plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2)  DEBT AND LIQUIDITY
     Long-term debt consists of:

                                                                     12/31/97          6/30/98
                                                                     --------          -------
                  Revolving credit agreement                        $2,106,656         2,999,399

                  Various equipment notes payable in
                      monthly installments of $68,976 at
                      8.05% to 8.52%, due October 2001               2,622,630         2,296,818

                  Note payable in monthly installments of
                      $75,931 at 9.44%, due February 2002                   --         2,814,066

                  Note payable in monthly installments of
                      $42,553 at 9.75% due February 2001                    --         1,191,246

                  Note payable in monthly installments of
                      $26,060 at 9.36% due February 2001                    --           735,263

                  Note payable in monthly installments of
                      $43,228 at 8.83%, due October 1999               875,071           687,026

                  Note payable in monthly installments of
                      $22,250 at 9.42%, due June 1999                  304,497           185,689

                  Various equipment notes payable in
                      monthly installments of $5,249 at
                      7.98% to 8.70%, due December 2002                256,863           236,654

                  Non-compete payable in annual installments
                      of $77,400, interest imputed at 8.25%,
                      due March 2000                                   172,989           108,747

                  Note payable in monthly installments of
                      $2,340 at 1% over prime, due September
                      1999                                             152,303           145,390

                  Acquisition note payable, interest due
                      quarterly at 8.00%, due March 2000               100,000           100,000



                                                                                                            (Continued)

                  Various equipment leases payable in monthly
                    installments of $5,476 to $59,155 at 8.15%,
                    due through January 1999                          2,519,831     2,744,542

                  Various equipment leases payable in monthly
                    installments of $5,777 to $36,336 at 9.20%,
                    due through June 2000                                    --     1,776,794

                  Various equipment leases payable in monthly
                    installments of $6,425 to $16,567 at 9.64%
                    to 10.32%, due through June 1999                    817,319       656,229

                  Various equipment leases payable in monthly
                    installments of $5,210 to $5,240 at 6.46%,
                    due September 1998                                  224,598       168,479

                  Equipment lease payable in monthly installments
                  of $2,703 to $4,055 at 6.60%, due August 1998       138,617       108,364

                  Various other debt and capital leases                 219,564        40,393
                                                                    -----------   ----------
                                                                     10,510,938    16,995,099
                  Less current maturities                             4,233,820     9,885,467
                                                                    -----------   -----------
                                                                    $ 6,277,118   $ 7,109,632
                                                                    ===========   ===========


                        AMPACE CORPORATION AND SUBSIDIARY

              Noted to Condensed Consolidated Financial Statements

                                   (Unaudited)

     Effective December 31, 1995, the Company entered into a revolving credit agreement with a bank which expires January 1, 1999. The agreement establishes a borrowing base of up to $3,000,000 and bears interest, payable monthly, at either the prime rate or the London Interbank Offered Rate plus 200 or 225 basis points depending on certain financial ratios of the Company.

     In February 1998 the loan covenants under the Company's line of credit were modified to include (1) a minimum tangible net worth of $1,000,000 at March 31, 1998, (2) a minimum net worth of $4,600,000 at September 30, 1998, (3) a maximum debt to shareholder equity of 4.00:1.00 at September 30, 1998, and (4) maintenance of a $600,000 excess borrowing base at September 30, 1998. In addition to the above mentioned loan covenant changes, the interest rate on the line of credit will increase to 1% over the bank's Prime Rate at June 30, 1998 and to 2% over the bank's Prime Rate at July 31, 1998. As of June 30, 1998, the Company was in violation of certain of the financial covenants under the Company's line of credit. The agreement expires on January 1, 1999, and has been classified as a current liability at June 30, 1998.

     Although management has not obtained any commitments to refinance its revolving credit agreement, the Company believes that it will be able to obtain such refinancing through other potential lenders. However, there can be no assurance that the Company will be able to obtain such financing, or if available, will be available at terms acceptable to the Company. Also, management believes that equity in revenue equipment will allow the Company to satisfy a significant portion of its capital lease obligations that are coming due within the next 12-18 months.

(3)  EARNINGS PER SHARE
     Basic and diluted loss per share is calculated using the net loss of the Company as the numerator and the weighted-average shares outstanding as the denominator. There is no difference between basic and diluted loss per share since the assumed exercise of common stock options and warrants would be anti-dilutive. At June 30, 1998 and 1997, the number of shares under options and warrants that were outstanding but were not included in the computation of diluted loss per share were 870,250 and 490,250, respectively.

(4)  CONTINGENCIES
     The Company is the defendant in a claim filed with the United States Equal
        Employment Opportunity Commission ("EEOC") by a former employee of the Company alleging race and disability discrimination. Although no formal judgment has been made, the EEOC has recommended an award against the Company in the amount of $133,000, including both compensatory and punitive damages. The Company denies that it has discriminated against the former employee and intends to vigorously defend this claim in an administrative hearing with the EEOC. Accordingly, no accrual has been established by the Company at June 30, 1998 related to this claim, as in the opinion of management, such contingency is neither probable nor reasonably estimable.

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

(5)  RESTRUCTURING
     The Company assesses the impairment of long-lived assets, including identifiable intangibles and goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At June 30, 1998, the Company has made such assessment and concluded that an impairment provision is required. Accordingly, during June, the Company began to implement a plan to restructure its management and finances.

     On June 22, 1998 Bruce Jones and Jay Taylor resigned as Chief Financial
        Officer and Chief Executive Officer respectively. David Freeman was hired as Chief Executive Officer to replace Mr. Taylor. Mr. Jones and Mr. Taylor are still employed by the company working on special projects and they continue to maintain their seats on the Board of Directors. The Company plans to sell excess equipment, reduce head count, refinance debt agreements and dispose of nonessential operations. The Company has recorded a charge for restructuring costs in the amount of $1,500,000 which consists of the following items; approximately $304,000 due to impairment of goodwill associated with certain facilities, approximately $820,000 for estimated losses to be incurred as a result of fleet downsizing and the disposal of certain terminals; approximately $180,000 for severance pay; approximately $111,000 for the termination of certain lease commitments; and approximately $85,000 for other costs incurred as a result of the restructuring of the Company.

     There exists a reasonable possibility that additional impairments of long-lived assets, including intangible assets and goodwill, may be necessary in the near term. If such impairment provisions or other exit costs are required in the near term, it is reasonably possible that such charges will have a material adverse affect on the Company's financial condition and results of operations.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Ampace Corporation




Date  August 13, 1998             BY:  s/ David C. Freeman
      ---------------                  -----------------------------------------
                                       David C. Freeman, Chief Executive Officer