Form 10-Q/A
period 1998-06-30
AMPACE CORP
filed 1998-11-20
CIK 935678

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)


   [X] Quarterly report under Section 13 or 15(d) of the Securities
       Exchange Act of 1934

   For the quarterly period ended June 30, 1998
                                 --------------

   [ ] Transition report under Section 13 or 15(d) of the Exchange Act

   For the transition period from ________________ to ___________

   Commission file number   0-25352
                          ------------

                               Ampace Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           36-3988574
---------------------------------                          -------------------
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



Yes        No      X
    ------    ----------

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the last practicable date: 3,062,713 at October 31, 1998
                                                  ------------------------------

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         See Financial Statements attached hereto. These financial statements have been amended to reflect $859,250 of additional goodwill and other intangible assets impairment charges and to reclassify $364,000 of expenses previously recorded as restructuring costs as additional depreciation and amortization costs.

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

         The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a deficit working capital at June 30, 1998 of approximately $10.5 million, and is in violation of certain of the financial covenants under its line of credit agreement that expires on January 1, 1999 for which no commitments exist to refinance, all of which raise substantial doubt about the Company's ability to continue as a going concern. See Notes 2 and 5 of the Notes to Condensed Consolidated Financial Statements and the discussion included herein for further information on these matters and management's plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 TO THREE MONTHS ENDED JUNE 30,
1998

         The following table sets forth items in the Condensed Consolidated Statements of Operations as a percentage of operating revenues for the three months ended June 30:

                                                                             Percentage of
                                                                          Operating Revenue
                                                                    -----------------------------
                                                                     1997                   1998
                                                                    ------                 ------
         Operating revenues                                          100.0%                 100.0%
                                                                    ------                 ------
         Operating expenses:
              Salaries, wages and employee benefits                   39.2                   39.6
              Purchased transportation                                 9.2                   16.0
              Fuel                                                    16.1                   12.3
              Depreciation and amortization                           11.8                   13.1
              Rent                                                     7.4                    7.3
              Operating supplies and expenses                          7.1                   10.7
              Insurance and claims                                     2.8                    3.0
              Operating taxes and licenses                             2.1                    1.5
              General and administrative expenses                      3.2                    5.6
              Communications and utilities                             1.6                    2.2
              Restructuring charge                                      --                   18.1
                                                                    ------                 ------
                        Total operating expenses                     100.5                  129.4
                                                                    ------                 ------
                        Operating loss                                (0.5)                 (29.4)
         Interest expense, net                                         4.0                    3.4
                                                                    ------                 ------
              Loss before income taxes                                (4.5)                 (32.8)
                                                                    ------                 ------
         Income taxes                                                 (1.6)                  --
                                                                    ------                 ------
              Net loss                                                (2.9)%                (32.8)%
                                                                    ======                 ======

OPERATING REVENUES

         Operating revenues for the second quarter of 1998 increased approximately $2.2 million or 25% to $11.0 million from $8.8 million in the second quarter of 1997. The increase in operating revenues was due primarily to increased revenues associated with the completion of the Company's fifth and sixth acquisitions, Walker Trucking which became the Columbus operation of Ampace Freightlines, effective June 1, 1997, and Roy Widener Motor Lines, Inc. and Morristown Transportation Systems, Inc. ("Widener acquisition") which became the East Tennessee operation of Ampace Freightlines, effective January 29, 1998, respectively.

         The net loss for the quarter ended June 30, 1997 increased from $258,875 to $3,608,850 for the quarter ended June 30, 1998. This increase was due primarily to losses generated from the operations of the two most recent acquisitions, Walker Trucking and Widener acquisition, and the recognition of an approximate $2.0 million restructuring charge. The loss will negatively impact the Company's ability to become profitable in 1998.

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

         Depreciation and amortization as a percentage of revenue increased from 11.8% during the second quarter of 1997 to 13.1% for the same period in 1998. Included in depreciation and amortization expense for 1998 are approximately $364,000 of equipment abandonment losses and approximately $42,000 of gains on sale of equipment; included in depreciation and amortization for 1997 are approximately $27,000 of losses on sale of equipment. Excluding such losses, depreciation and amortization as a percentage of revenues would be less than the corresponding period in the previous year due to additional freight handled by independent contractors in 1998. Operating supplies and expenses increased as a percentage of revenue in the second quarter of 1998 to 10.7% from 7.1% for the same period in 1997 primarily as a result of the Widener acquisition and the integration charges associated with it. Operating taxes and licenses decreased from 2.1% of revenue in 1997 to 1.5% for 1998. This decrease was the result of tax savings associated with recently implemented tax minimization strategies which include the registration of equipment in the specific states of use and the increased usage of owner operators during 1998.

         General and administrative expenses increased from 3.2% of revenue during the second quarter of 1997 to 5.6% during 1998. This increase was created by significant consulting and legal fees incurred in the second quarter as a result of the development and implementation of the restructuring plans as well as significant temporary labor expenses that were incurred during the second quarter for special projects. Communication expense increased from 1.6% of revenue in the second quarter of 1997 to 2.2% of revenue in 1998. This increase resulted from additional usage of in-truck mobile communications and dedicated phone lines required due to the Company's most recent acquisitions. The restructuring charge in 1998 is the result of management's decision to scale back the level of operations of the Company, downsizing of the Company's fleet of revenue equipment, and concentrating efforts within the most profitable regions and on the most profitable customers.

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

         During June 1998, the Company adopted a restructuring plan with the purpose of downsizing the current fleet and taking the Company forward through the last six months of 1998. The Company abandoned its previous strategy of acquiring companies to maintain growth and achieve critical mass. The Company instead focused on profit improvement and cash flow management. Under the restructuring plan, the Company intends to reduce its number of tractors and trailers in operation by approximately 75 and 570 units, respectively. In addition to the reduction of the fleet size, the Company plans to sell the Columbus, Ohio and Orlando, Florida operating locations, and to close the Asheboro, North Carolina facility and combine its Morristown and Knoxville, Tennessee office locations. In connection with the restructuring plan implemented by the Company during June of 1998, the Company recorded a charge for restructuring costs in the amount of $1,995,250 which consists of the following items: approximately $582,000 due to the impairment of goodwill associated with certain facilities; approximately $581,000 due to the impairment of a noncompete covenant associated with one of these facilities; approximately $567,000 for estimated losses to be incurred as a result of the fleet downsizing and the disposal of certain terminals; approximately $180,000 for severance pay; and approximately $85,000 for other costs to be incurred as a result of the restructuring of the Company.

         There exists a reasonable possibility that additional impairments of long-lived assets, including intangible assets and goodwill, may be necessary in the near term. If such impairment provisions or other exit costs are required in the near term, it is reasonably possible that such charges will have a material adverse effect on the Company's financial condition, results of operations and liquidity.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30, 1998

           The following table sets forth items in the Condensed Consolidated Statements of Operations as a percentage of operating revenues for the six months ended June 30:


                                                                            Percentage of
                                                                          Operating Revenue
                                                                    -----------------------------
                                                                     1997                   1998
                                                                    ------                 ------
         Operating revenues                                          100.0%                 100.0%
                                                                    ------                 ------
         Operating expenses:
              Salaries, wages and employee benefits                   39.6                   40.7
              Purchased transportation                                 9.1                   16.2
              Fuel                                                    16.9                   12.5
              Depreciation and amortization                           12.1                   11.1
              Rent                                                     5.9                    7.6
              Operating supplies and expenses                          7.5                   10.0
              Insurance and claims                                     3.3                    3.2
              Operating taxes and licenses                             2.0                    1.8
              General and administrative expenses                      1.4                    4.9
              Communications and utilities                             1.6                    1.9
              Restructuring charge                                      --                    9.4
                                                                    ------                 ------
                        Total operating expenses                      99.4                  119.3
                                                                    ------                 ------
                        Operating income (loss)                        0.6                  (19.3)
         Interest expense, net                                         4.3                    3.2
                                                                    ------                 ------
              Loss before income taxes                                (3.7)                 (22.5)
         Income taxes                                                 (1.3)                  --
                                                                    ------                 ------
              Net loss                                                (2.4)%                (22.5)%
                                                                    ======                 ======


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

         The net loss for the six months ended June 30, 1997 increased from $395,442 to $4,772,167 for the six months ended June 30, 1998. This increase was due primarily to losses generated from the operations of the two most recent acquisitions, Walker Trucking and the Widener acquisition, and the recognition of an approximate $2.0 million restructuring charge. In addition, a favorable sales tax refund was recognized in the first quarter of 1997. The loss will negatively impact the Company's ability to become profitable in 1998.

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

         Depreciation and amortization as a percentage of revenue declined from 12.1% during the first six months of 1997 to 11.1% for the same period in 1998 as a result of the additional freight handled by independent contractors in 1998. Rent increased during 1998 to 7.6% from 5.9% in 1997 as a result of financing some of the 1997 and 1998 acquisition and expansion equipment with operating leases. Operating supplies and expenses increased as a percentage of revenue in the first six months of 1998 to 10.0% from 7.5% for the same period in 1997 primarily as a result of the Widener acquisition and the integration charges associated with it. Operating taxes and licenses decreased from 2.0% of revenue in 1997 to 1.8% for 1998. This decrease was the result of tax savings associated with tax minimization strategies which include the registration of equipment in the specific states of use and the increased usage of owner operators during 1998.

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

         During the second quarter of 1998, the Company borrowed approximately $525,500 from its line of credit to support working capital needs.

         Current liabilities at December 31, 1997 and June 30, 1998 include the guaranteed residuals of maturing capitalized leases, while the corresponding asset values are shown as property and equipment, a long-term asset. This amount of guaranteed residuals is approximately $2.7 million at June 30, 1998.

         During February 1998 the loan covenants on the Company's line of credit were modified to require (i) a minimum tangible net worth of $1.0 million at March 31, 1998, (ii) a minimum net worth of $4.6 million at September 30, 1998,
(iii) a debt-to-equity ratio not to exceed 4:1 at September 30, 1998, and (iv) maintenance of a $600,000 excess borrowing base at September 30, 1998. In addition to the above mentioned loan covenant changes, the interest rate on the line of credit was increased to 1% over the bank's Prime Rate on June 30, 1998 and will be increased to 2% over the bank's Prime Rate at July 31, 1998. As of June 30, 1998, the Company was in violation of financial covenants under the Company's line of credit. The agreement expires on January 1, 1999, and has been classified as a current liability at June 30, 1998. The Company has had discussions with its revolving credit lender who has indicated that it will most likely discontinue its relationship with the Company upon maturity of the current lending arrangement. The Company has no commitment for financing to replace the facility on January 1, 1999.

         As of June 30, 1998, approximately 65% of the trade payables were past due, and, of the amount past due, approximately 6% were greater that 45 days past due. The Company has been using the extensions of vendor payables to create short-term cash flow. The Company's efforts to maximize the short-term cash flow of the Company has not seriously jeopardized relationships with trade vendors and has allowed the Company to continue to make payroll. The Company will continue to extend its vendors for the remainder of the year. However, there can be no assurance that the Company's trade vendors will allow such extensions to continue.

         During June 1998, the Company adopted a restructuring plan with the purpose of downsizing the current fleet and taking the Company forward through the last six months of 1998. Under the restructuring plan, the Company intends to reduce its current number of tractors and trailers in operation by approximately 75 and 570 units, respectively. This reduction of revenue equipment will be accomplished through the cancellation of existing operating leases, turning in revenue equipment for which the related obligations are expiring and selling equipment and using the sales proceeds to pay off equipment obligations. In addition to the fleet reductions, management is also in discussion with each of its revenue equipment vendors/creditors, from several of whom the Company has obtained written commitments for restructured debt terms which include payment deferrals for up to six months, refinancing of the related obligations over extended periods and other debt modifications.

         The Company has also had discussions with its revolving credit lender who has indicated they will not call the debt prior to its maturity date of January 1, 1999, assuming that the collateral borrowing base, which management currently projects to not decline significantly based on the proposed restructuring previously discussed, does not significantly deteriorate during the remainder of 1998. However, the revolving credit lender has indicated its intent that it will most likely discontinue its relationship with the Company upon the maturity of the current lending arrangement.

         Although management has undertaken extensive restructuring efforts, there can be no assurance that the Company will be able to effectively implement the restructuring plan as described above such that the Company will be able to significantly improve operating results or become profitable during 1998. Should the Company be unable to effectively implement the restructuring plan or obtain additional short-term and long-term financing alternatives, management may have to make further downsizing and restructuring decisions which could include filing for relief under Federal bankruptcy laws.

YEAR 2000 COMPLIANCE

         The Company began assessing its information technology systems to determine if such systems were Year 2000 compliant in 1997 and has determined that such systems are not compliant. To become compliant, management has determined that it must purchase new software for all of its financial information reporting as well as for its freight dispatching purposes. The Company believes that various vendors can provide the Company with such software programs which are Year 2000 compliant. Although the Company has not determined which such software programs are best suited for its needs, and accordingly does not know what the cost of such programs will be, management believes that the cost of such programs including installation will be less than $100,000 assuming that outside resources are not necessary to implement the conversion to the new systems.

         The Company has not adopted a formal plan to contact its vendors and customers to determine whether their systems are Year 2000 compliant. Daily business transactions include electronic data interchange of information (EDI) with customers as well as the use of electronic fuel cards for over the road fuel purchases and repair expenses. Year 2000 compliance failures in these areas could negatively impact the Company's ability to operate the freight equipment or bill and collect revenues.

         The ability of the Company to become Year 2000 compliant will be influenced in part by the success of their other restructuring efforts and to obtain adequate financing. The Company has not adopted a contingency plan for addressing Year 2000 issues.

FORWARD LOOKING STATEMENTS

         This report contains statements that may be considered as forward-looking or predictions concerning future operations. Such statements are based on management's belief or interpretation of information currently available. These statements and assumptions involve certain risks and uncertainties and management can give no assurance that such expectations will be realized. Among all the factors and events that are not within the Company's control and could have a material impact on future operating results are general economic conditions, cost and availability of diesel fuel, adverse weather conditions, availability of drivers, the ability to obtain adequate financing and the ability to achieve profitable operations. In addition, the Year 2000 issue is extremely complex and compliance failures on the part of customers and/or vendors that are outside the control of the Company could have a material negative impact on future operating results.

                                     PART II
                                OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company's line of credit contains certain loan covenants, including the following financial covenants in which the Company must maintain: (i) a minimum tangible net worth of $1.0 million at 3/31/98, (ii) a minimum net worth of $4.6 million at 9/30/98, (iii) a debt-to-equity ratio not to exceed 4:1 at 9/30/98, and (iv) maintenance of a $600,000 excess borrowing base at 9/30/98. As of June 30, 1998, the Company was in violation of certain of these financial covenants with respect to its line of credit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibit No.                   Description


            27                         Financial Data Schedule

                         AMPACE CORPORATION & SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                       December 31, 1997 and June 30, 1998
                                   (Unaudited)



                                                                                 December 31,                 June 30,
                                                                                     1997                       1998
                                                                                 ------------                -----------
                                             ASSETS
         Current Assets:
              Cash and cash equivalents                                          $    539,165                         --
              Accounts Receivable, net                                              4,084,210                  5,004,200
              Other current assets                                                  1,066,138                    862,287
                                                                                 ------------                -----------
                         Total current assets                                       5,689,513                  5,866,487
                                                                                 ------------                -----------
         Property and equipment, net                                               10,146,259                 16,203,123

         Other assets                                                               2,295,674                  1,703,573
                                                                                 ------------                -----------
                                                                                 $ 18,131,446                 23,773,183
                                                                                 ============                ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
              Current installments of long-term debt and
                 capital lease obligations                                          4,233,820                  9,885,467
              Other current liabilities                                             2,558,626                  6,488,369
                                                                                 ------------                -----------
                         Total current liabilities                                  6,792,446                 16,373,836

         Long-term debt and capital lease obligations
              excluding current installments                                        6,277,118                  7,109,632
                                                                                 ------------                -----------
                         Total liabilities                                         13,069,564                 23,483,468
                                                                                 ------------                -----------
         Stockholders' equity:
              Common stock, $.0001 par value.  Authorized
                 10,000,000 and issued 3,075,000 shares in 1997
                 and 3,100,000 shares in 1998                                             308                        310
              Additional paid in capital                                            7,475,874                  7,475,872
              Accumulated deficit                                                  (2,371,147)                (7,143,314)
              Treasury stock, 37,287 shares at cost                                   (43,153)                   (43,153)
                                                                                 ------------                -----------
                         Total stockholders' equity                                 5,061,882                    289,715
                                                                                 ------------                -----------
         Commitments and contingencies                                           $ 18,131,446                 23,773,183
                                                                                 ============                ===========

See accompanying notes to condensed consolidated financial statements.

                         AMPACE CORPORATION & SUBSIDIARY

                 Condensed Consolidated Statements of Operations

                    Three Months Ended June 30, 1997 and 1998
                                   (Unaudited)

                                                                            1997                       1998
                                                                        ------------                -----------

Operating revenues                                                      $  8,817,233                 11,005,643
                                                                        ------------                -----------

Operating expenses:
     Salaries, wages and employee benefits                                 3,455,362                  4,357,842
     Purchased transportation                                                814,337                  1,759,837
     Fuel                                                                  1,418,056                  1,350,375
     Depreciation & amortization                                           1,044,326                  1,437,347
     Rent                                                                    649,871                    806,717
     Operating supplies & expenses                                           624,680                  1,180,788
     Insurance & claims                                                      246,273                    325,060
     Operating taxes & licenses                                              187,240                    168,208
     General & administrative expenses                                       284,041                    622,590
     Communication & utilities                                               137,777                    241,334
     Restructuring charge                                                         --                  1,995,250
                                                                        ------------                -----------
         Total operating expenses                                          8,861,964                 14,245,348

         Operating loss                                                      (44,731)                (3,239,705)


Interest expense, net                                                        352,735                    369,145
                                                                        ------------                -----------
Loss before taxes                                                           (397,466)                (3,608,850)

Income taxes                                                                (138,591)                        --
                                                                        ------------                -----------
         Net loss                                                       $   (258,875)                (3,608,850)
                                                                        ============                ===========

Weighted average common shares-basic and diluted                           3,100,000                  3,062,713
                                                                        ============                ===========

Loss per share - basic and diluted                                      $       (.08)               $     (1.18)
                                                                        ============                ===========

See accompanying notes to condensed consolidated financial statements.

                         AMPACE CORPORATION & SUBSIDIARY

                 Condensed Consolidated Statements of Operations

                     Six Months Ended June 30, 1997 and 1998
                                   (Unaudited)



                                                                            1997                       1998
                                                                        ------------                -----------

Operating revenues                                                      $ 16,503,323                 21,261,648
                                                                        ------------                -----------

Operating expenses:
     Salaries, wages and employee benefits                                 6,532,411                  8,641,959
     Purchased transportation                                              1,509,695                  3,441,418
     Fuel                                                                  2,785,203                  2,662,182
     Depreciation & amortization                                           1,998,848                  2,367,892
     Rent                                                                    980,345                  1,618,199
     Operating supplies & expenses                                         1,235,855                  2,134,549
     Insurance & claims                                                      538,397                    670,650
     Operating taxes & licenses                                              337,585                    371,787
     General & administrative expenses                                       224,698                  1,049,270
     Communication & utilities                                               264,724                    409,616
     Restructuring charge                                                         --                  1,995,250
                                                                        ------------                -----------
         Total operating expenses                                         16,407,761                  25,362,72

         Operating income (loss)                                              95,562                 (4,101,124)

Interest expense, net                                                        708,856                    671,043
                                                                        ------------                -----------
Loss before taxes                                                           (613,294)                (4,772,167)

Income taxes                                                                (217,852)                        --
                                                                        ------------                -----------
         Net loss                                                       $   (395,442)                (4,772,167)
                                                                        ============                ===========

Weighted average common shares-basic and diluted                           3,100,000                  3,062,713
                                                                        ============                ===========

Loss per share - basic and diluted                                      $       (.13)                     (1.56)
                                                                        ============                ===========

See accompanying notes to condensed consolidated financial statements.

                        AMPACE CORPORATION & SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                     Six Months Ended June 30, 1997 and 1998
                                   (Unaudited)

                                                                            1997                       1998
                                                                        ------------                -----------

Operating activities:
     Net loss                                                           $   (395,442)                (4,772,167)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
           Depreciation and amortization                                   1,998,848                  2,367,892
           Restructuring charges                                                  --                  1,163,250

           Changes in operating assets and liabilities:
               Accounts receivable, net                                   (1,572,447)                  (919,990)
               Other current assets                                         (766,536)                   363,771
               Other current liabilities                                     980,294                  3,506,335
                                                                        ------------                -----------
                  Net cash provided by operating activities                  244,717                  1,127,841
                                                                        ------------                -----------

Investing activities:
     Proceeds from disposals of equipment                                    636,805                    774,701
     Acquisitions                                                           (438,924)                  (223,715)
     Purchases of property and equipment                                    (450,356)                (3,615,653)
                                                                        ------------                -----------
                  Net cash used by investing activities                     (252,475)                (3,064,667)
                                                                        ------------                -----------

Financing activities:
     Proceeds from long-term debt                                          1,523,000                  3,431,744
     Purchase of treasury stock                                               (6,103)                        --
     Payment of non-compete obligation                                       (77,000)                        --
     Principal payments on long-term debt and capital leases              (1,589,709)                (2,034,083)
                                                                        ------------                -----------
                  Net cash provided (used) by financing activities          (149,812)                 1,397,661
                                                                        ------------                -----------

Net decrease in cash and cash equivalents                                   (157,570)                  (539,165)

Cash and cash equivalents at beginning of period                             534,629                    539,165
                                                                        ------------                -----------
Cash and cash equivalents at end of period                              $    377,059                         --
                                                                        ------------                ===========

Supplementary disclosure of cash flow information:
     Interest paid                                                      $    709,000                    627,007
                                                                        ============                ===========

     Income taxes refunded                                              $         --                   (336,081)
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

     The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a deficit in working capital at June 30, 1998 of approximately $10.5 million, and is in violation of certain of the financial covenants under its line of credit agreement that expires on January 1, 1999 for which no commitments exist to refinance, all of which raise substantial doubt about the Company's ability to continue as a going concern. See Notes 2 and 5 for further information on these matters and management's plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2) DEBT AND LIQUIDITY

     Long-term debt and capital leases consist of:

                                                                                               12/31/97                   6/30/98
                                                                                             -----------                 ---------
         Revolving credit agreement                                                          $ 2,106,656                 2,999,399

         Various equipment notes payable in
             monthly installments of $68,976 at
             8.05% to 8.52%, due October 2001                                                  2,622,630                 2,296,818

         Note payable in monthly installments of
             $75,931 at 9.44%, due February 2002                                                      --                 2,814,066

         Note payable in monthly installments of
             $42,553 at 9.75% due February 2001                                                       --                 1,191,246

         Note payable in monthly installments of
             $26,060 at 9.36% due February 2001                                                       --                   735,263

         Note payable in monthly installments of
             $43,228 at 8.83%, due October 1999                                                  875,071                   687,026

         Note payable in monthly installments of
             $22,250 at 9.42%, due June 1999                                                     304,497                   185,689

         Various equipment notes payable in
             monthly installments of $5,249 at
             7.98% to 8.70%, due December 2002                                                   256,863                   236,654


                                                                     (Continued)

                         AMPACE CORPORATION & SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


                                                                                               12/31/97                   6/30/98
                                                                                             -----------                 ---------
         Non-compete payable in annual installments
             of $77,400, interest imputed at 8.25%,
             due March 2000                                                                      172,989                   108,747

         Note payable in monthly installments of
             $2,340 at 1% over prime, due September 1999                                         152,303                   145,390

         Acquisition note payable, interest due
             quarterly at 8.00%, due March 2000                                                  100,000                   100,000

         Various equipment leases payable in monthly
             installment of $5,476 to $59,155 at 8.15%,
             due through January 1999                                                          2,519,831                 2,744,542

         Various equipment leases payable in monthly
             installments of $5,777 to $36,336 at 9.20%,
             due through June 2000                                                                    --                 1,776,794

         Various equipment leases payable in monthly
             installments of $6,425 to $16,567 at 9.64%
             to 10.32%, due through June 1999                                                    817,319                   656,229

         Various equipment leases payable in monthly
             installments of $5,210 to $5,240 at 6.46%,
             due September 1998                                                                  224,598                   168,479

         Equipment lease payable in monthly install-
             ments of $2,703 to $4,055 at 6.60%, due
             August 1998                                                                         138,617                   108,364

         Various other debt and capital leases                                                   219,564                    40,393
                                                                                             -----------               -----------

                                                                                              10,510,938                16,995,099
         Less current maturates                                                                4,233,820                 9,885,467
                                                                                             -----------               -----------
                                                                                             $ 6,277,118               $ 7,109,632
                                                                                             ===========               ===========

     Effective December 31, 1995, the Company entered into a revolving credit agreement with a bank which expires January 1, 1999. The agreement establishes a borrowing base of up to $3,000,000 and bears interest, payable monthly, at either the prime rate or the London Interbank Offered Rate plus 200 or 225 basis points depending on certain financial ratios of the Company.

                                                                     (Continued)

                        AMPACE CORPORATION AND SUBSIDIARY

              Noted to Condensed Consolidated Financial Statements

                                   (Unaudited)

     In February 1998 the loan covenants under the Company's line of credit were modified to include (1) a minimum tangible net worth of $1,000,000 at 3/31/98 (2) a minimum net worth of $4,600,000 at 9/30/98, (3) a maximum debt to shareholder equity of 4.00:1.00 at 9/30/98, and (4) maintenance of a $600,000 excess borrowing base at 9/30/98. In addition to the above mentioned loan covenant changes, the interest rate on the line of credit will increase to 1% over the bank's Prime Rate at June 30, 1998 and to 2% over the bank's Prime Rate at July 31, 1998. As of June 30, 1998, the Company was in violation of certain of the financial covenants under the Company's line of credit. The agreement expires on January 1, 1999, and has been classified as a current liability at June 30, 1998.

     Management has not obtained any commitments to refinance its revolving credit agreement, and there can be no assurance that the Company will be able to obtain such financing, or if available, will be available at terms acceptable to the Company. However, management believes that equity in revenue equipment will allow the Company to satisfy some portion of its capital lease obligations that are coming due within the next 12 - 18 months.

     During June 1998, the Company adopted a restructuring plan with the purpose of downsizing the current fleet and taking the Company forward through the last six months of 1998. Under the restructuring plan, the Company intends to reduce its current number of tractors and trailers in operation by approximately 75 and 570 units, respectively. This reduction of revenue equipment will be accomplished through the cancellation of existing operating leases, turning in revenue equipment for which the related obligations are expiring and selling equipment and using the sales proceeds to pay off equipment obligations. In addition to the fleet reductions, management is also in discussion with each of its revenue equipment vendors/creditors, from several of whom the Company has obtained written commitments for restructured debt terms which include payment deferrals for up to six months, refinancing of the related obligations over extended periods and other debt modifications.

     The Company has also had discussions with its revolving credit lender who has indicated they will not call the debt prior to its maturity date of January 1, 1999, assuming that the collateral borrowing base, which management currently projects to not decline significantly based on the proposed restructuring previously discussed, does not significantly deteriorate during the remainder of 1998. However, the revolving credit lender has indicated its intent that it will most likely discontinue its relationship with the Company upon the maturity of the current lending arrangement.

     Although management has undertaken extensive restructuring efforts, there can be no assurance that the Company will be able to effectively implement the restructuring plan as described above such that the Company will be able to significantly improve operating results or become profitable during 1998. Should the Company be unable to effectively implement the restructuring plan or obtain additional short-term and long-term financing alternatives, management may have to make further downsizing and restructuring decisions which could include filing for relief under Federal bankruptcy laws.

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

                        AMPACE CORPORATION AND SUBSIDIARY

              Noted to Condensed Consolidated Financial Statements

                                   (Unaudited)

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

     The Company is also involved in certain other claims and pending litigation arising as a result of the liquidity problems of the Company as well as from the normal conduct of business. As a result of the liquidity and cash flow problems of the Company, additional claims and litigation could arise against the Company. Such additional claims could involve amounts material to the Company and could adversely impact the financial position, results of operations and liquidity of the Company, including both the voluntary or involuntary petition for bankruptcy under the Federal bankruptcy laws.

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

     On June 22, 1998 Bruce Jones and Jay Taylor resigned as Chief Financial
        Officer and Chief Executive Officer respectively. David Freeman was hired as Chief Executive Officer to replace Mr. Taylor. Mr. Jones and Mr. Taylor are still employed by the company working on special projects and they continue to maintain their seats on the Board of Directors. The Company plans to sell excess equipment, reduce head count, refinance debt agreements and dispose of nonessential operations. The Company has recorded a charge for restructuring costs in the amount of $1,995,250 which consists of the following items: approximately $582,000 due to impairment of goodwill associated with certain facilities; approximately $581,000 due to the impairment of a noncompete covenant associated with one of these facilities; approximately $567,000 for estimated losses to be incurred as a result of fleet downsizing and the disposal of certain terminals; approximately $180,000 for severance pay; and approximately $85,000 for other costs incurred as a result of the restructuring of the Company.

     There exists a reasonable possibility that additional impairments of long-lived assets, including intangible assets and goodwill, may be necessary in the near term. If such impairment provisions or other exit costs are required in the near term, it is reasonably possible that such charges will have a material adverse effect on the Company's financial condition, results of operations and liquidity.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Ampace Corporation




Date  November 16, 1998            BY: \s\ David C. Freeman
      -----------------                -----------------------------------------
                                       David C. Freeman, Chief Executive Officer