Form 10-Q
period 1998-09-30
AMPACE CORP
filed 1998-11-20
CIK 935678

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)


   [X] Quarterly report under Section 13 or 15(d) of the Securities
       Exchange Act of 1934

   For the quarterly period ended September 30, 1998
                                 ---------------------

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

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the last practicable date: 3,062,713 at October 31, 1998
                                                   -----------------------------

                                     PART I

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

         The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a deficit working capital of $8.3 million and a stockholders' deficit of $1.4 million at September 30, 1998, and is in violation of financial covenants under its line of credit agreement that expires on January 1, 1999 for which no commitments exist to refinance, all of which raise substantial doubt about the Company's ability to continue as a going concern. See Notes 2 and 5 of the Notes to Condensed Consolidated Financial Statements and the discussion included herein for further information on these matters and management's plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         The following table sets forth items in the Condensed Consolidated Statements of Operations as a percentage of operating revenues for the three months ended September 30:

                                                                   Percentage of
                                                                 Operating Revenue
                                                           -----------------------------
                                                            1997                   1998
                                                           ------                 ------
Operating revenues                                          100.0%                 100.0%
                                                           ------                 ------
Operating expenses:
     Salaries, wages and employee benefits                   36.8                   42.1
     Purchased transportation                                10.7                   14.3
     Fuel                                                    14.3                   11.9
     Depreciation and amortization                            9.1                   10.8
     Rent                                                     8.5                    7.7
     Operating supplies and expenses                          7.5                   12.6
     Insurance and claims                                     2.5                    4.5
     Operating taxes and licenses                             1.6                    2.3
     General and administrative expenses                      4.0                    5.9
     Communications and utilities                             2.0                    2.0
     Restructuring charge                                      --                    0.3
                                                           ------                 ------
               Total operating expenses                      97.0                  114.4
                                                           ------                 ------
               Operating income (loss)                        3.0                  (14.4)
Interest expense, net                                         3.2                    3.8
                                                           ------                 ------
     Loss before income taxes                                (0.2)                 (18.2)
Income taxes                                                 (0.1)                   0.0
                                                           ------                 ------
     Net loss                                                (0.1)%                (18.2)%
                                                           ======                 ======

         The Company continued to incur losses during the quarter ended September 30, 1998 with such losses amounting to approximately $1.6 million. Although the Company adopted a restructuring plan at the end of the second calendar quarter in 1998 to curtail these losses, the Company was unable to reduce its costs as quickly as anticipated. Operations were further negatively impacted by driver shortages in East Tennessee which adversely affected its revenues for the third quarter, causing certain fixed costs such as office wages, depreciation, insurance and operating taxes to increase as a percentage of revenues. The increase in purchased transportation as a percentage of revenues was due to having to use more independent contractors than in the previous year to haul customers' freight. The increase in total expenditures compared to the previous year was due primarily to an acquisition made in early 1998. The Company expects to continue to incur losses through the remainder of 1998.

           During June 1998, the Company adopted a restructuring plan with the purpose of downsizing the current fleet and taking the Company forward through the last six months of 1998. The Company abandoned its previous strategy of acquiring companies to maintain growth and achieve critical mass. The Company instead focused on profit improvement and cash flow management. Under the restructuring plan, the Company intended to reduce its current number of tractors and trailers in operation by approximately 75 and 570 units, respectively. In addition to the reduction of the fleet size, the Company planned to sell the Columbus, Ohio and Orlando, Florida operating locations, and to close the Asheboro, North Carolina facility and combine its Morristown and Knoxville, Tennessee office locations. In connection with the restructuring plan implemented by the Company during June of 1998, the Company recorded a charge for restructuring costs in the amount of $1,995,250 which consists of the following items: approximately $582,000 due to the impairment of goodwill associated with certain facilities; approximately $581,000 due to the impairment of a noncompete covenant associated with one of the facilities; approximately $567,000 for estimated losses to be incurred as a result of fleet downsizing and the disposal of certain terminals; approximately $180,000 for severance pay; and approximately $85,000 for other costs to be incurred as a result of the restructuring of the Company.

         Subsequent to the third quarter, management has determined that the restructuring plan, as originally designed, will not result in sufficient operational improvements and cost reductions as anticipated. Accordingly, management has determined that additional measures are necessary to continue to operate the Company which include scaling back certain locations, making additional employee headcount reductions, and actively seeking a buyer for parts or all of the remainder of the Company. Management has not determined what the impact of the additional restructuring decisions will have on its financial position, results of operations or liquidity. At September 30, 1998 management estimates that approximately $353,000 of costs remain to fully implement the originally designed restructuring plan as indicated below, all of which are expected to be incurred during the fourth quarter. Management will continue to implement the restructuring plan and focus on hiring and retaining drivers in addition to seeking a potential buyer for parts or all of the Company.

         As part of its restructuring plan, the Company sold its Columbus, Ohio and Orlando, Florida operating locations on September 1, 1998. Net proceeds for the sale of these two locations was approximately $375,000 and resulted in a gain of approximately $95,000. Such gain has been credited to depreciation and amortization expense during the third quarter.

         Of the original $180,000 amount of severance pay recorded as part of the restructuring charge, approximately $140,000 pertained to six months of severance pay for two executives who resigned in June 1998. Since these two executives as well as a third executive had employment contracts which required certain payments in the event of change of control of the Company, the Company determined during September 1998 to buy out the employment contracts of these three executives in order to facilitate the sale of the Company should a potential buyer for the Company be found. Accordingly, the Company entered into agreements with each of these three individuals which effectively canceled such previous employment agreements as well as the previous severance agreements for the two executives who have resigned. Collectively, the agreements require the Company to pay these three individuals $445,000, of which $255,000 has been paid as of September 30, 1998. As a result of these agreements, the Company recorded additional restructuring charges of approximately $350,000 during the quarter ended September 30, 1998. The Company has incurred less costs than originally anticipated in connection with the facility closing and downsizing of its fleet and, accordingly, has adjusted its estimated restructuring costs during the quarter ended September 30, 1998. The following summarizes the approximate changes in the restructuring reserve from June 30, 1998 to September 30, 1998:

                                      Fleet and
                                      facility      Severance      Other
                                     downsizing        pay         costs         Total
                                     ---------       -------       ------      --------
         Balance at June 30          $ 567,000       180,000       85,000       832,000
         Change in estimate           (311,000)      350,000       (9,000)       30,000
         Costs paid                   (108,000)     (340,000)     (61,000)     (509,000)
                                     ---------      --------      -------      --------
         Balance at September 30     $ 148,000       190,000       15,000       353,000
                                     =========      ========      =======      ========


         For the quarter ended September 30, 1998, the Company did not recognize any deferred income tax benefit from the operating losses generated. The ultimate realization of the operating loss carryforwards generated during the quarter ended September 30, 1998 and those generated in previous years is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon levels of historical taxable losses and uncertainty regarding the generation of taxable income in future years, management has established a valuation allowance equal to net deferred tax assets at September 30, 1998.

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

         Although management has undertaken restructuring efforts described above, there can be no assurance that the Company will be able to effectively implement the restructuring plan as described above. Should the Company be unable to effectively implement the restructuring plan, management may have to make further restructuring decisions which could include filing for relief under Federal bankruptcy laws.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         The following table sets forth items in the Condensed Consolidated Statements of Operations as a percentage of operating revenues for the nine months ended September 30:

                                                                                       Percentage of
                                                                                     Operating Revenue
                                                                               -----------------------------
                                                                                1997                   1998
                                                                               ------                 ------
                    Operating revenues                                          100.0%                 100.0%
                                                                               ------                 ------
                    Operating expenses:
                         Salaries, wages and employee benefits                   40.4                   41.2
                         Purchased transportation                                 3.2                   15.6
                         Fuel                                                    18.0                   12.3
                         Depreciation and amortization                           13.3                   11.0
                         Rent                                                     7.1                    7.6
                         Operating supplies and expenses                          8.7                   10.8
                         Insurance and claims                                     3.8                    3.5

                         Operating taxes and licenses                             1.6                    1.9
                         General and administrative expenses                      2.8                    5.2
                         Communications and utilities                             1.3                    2.0
                         Restructuring charge                                      --                    6.7
                                                                               ------                 ------
                                   Total operating expenses                     100.2                  117.8
                                                                               ------                 ------
                                   Operating loss                                (0.2)                 (17.8)
                    Interest expense, net                                         3.0                    3.4
                                                                               ------                 ------
                         Loss before income taxes                                (3.2)                 (21.2)
                    Income taxes                                                 (1.2)                  --
                                                                               ------                 ------
                         Net loss                                                (1.5)%                (21.2)%
                                                                               ======                 ======


OPERATING REVENUES

         Operating revenues for the first nine months of 1998 increased approximately $7.8 million or 34% to $30.3 million from $22.6 million in the first nine months of 1997. The increase in operating revenues was due primarily to increased revenues associated with the completion of the Company's fourth, fifth and sixth acquisitions, Bar-J Enterprises which was combined into the existing Calhoun operation effective May 5, 1997, Walker Trucking which became the Columbus operation of Ampace Freightlines effective June 1, 1997, and Roy Widener Motor Lines, Inc. and Morristown Transportation Systems, Inc. ("Widener acquisition") which became the East Tennessee operation of the Company effective January 29, 1998, respectively.

         The net loss for the nine months ended September 30, 1997 increased from $0.45 million to approximately $6.4 million for the nine months ended September 30, 1998. This increase was due primarily to losses generated from the operations of the two most recent acquisitions, Walker Trucking and Widener acquisition, the recognition of an approximate $2.0 million restructuring charge, and the inability to hire and retain drivers in the East Tennessee operation. The Company expects to continue to incur losses through the remainder of 1998.

OPERATING EXPENSES

           Operating expenses for the nine months ended September 30, 1998 increased approximately $13.1 million or 58% to $35.7 million as of September 30, 1998 from $22.6 million in the first nine months of 1997. The increase in total expenses was due primarily to the increased expenses associated with the completion of the acquisitions referred to above, increased overhead costs to support an expanding level of business earlier in 1998 and a restructuring charge of $2.0 million during 1998. In addition, a favorable sales tax refund was recognized by the Company in the first quarter of 1997.

           Purchased transportation expense increased and fuel expense decreased as a percentage of revenues during 1998 due to the increased use of independent contractors used by the Company during 1998. Due to the low equipment utilization resulting from the inadequate number of drivers, certain fixed costs as a percentage of revenues have increased from the prior year, particularly office wages, insurance, operating supplies and general and administrative expenses. Depreciation and amortization as a percent of revenues has decreased in 1998 from the same period in 1997 due to gains on the sale of equipment.

           The Company adopted a restructuring plan during June 1998. See discussion of the restructuring plan under the Comparison of the Three Months Ended September 30, 1998 to the Three Months Ended September 30, 1997 and in Notes 2 and 5 to the Notes to the Condensed Consolidated Financial Statements.

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

         During February 1998 the loan covenants on the Company's line of credit were modified to require (i) a minimum tangible net worth of $1.0 million at March 31, 1998, (ii) a minimum net worth of $4.6 million at September 30, 1998,
(iii) a debt-to-equity ratio not to exceed 4:1 at September 30, 1998, and (iv) maintenance of a $600,000 excess borrowing base at September 30, 1998. In addition to the above mentioned loan covenant changes, the interest rate on the line of credit was increased to 1% over the bank's Prime Rate on June 30, 1998 and to 2% over the bank's prime Rate on July 31, 1998. As of September 30, 1998, the Company was in violation of financial covenants under the Company's line of credit. The agreement expires on January 1, 1999, and has been classified as a current liability at September 30, 1998. The Company has had discussions with its revolving credit lender who has indicated its intent that it will most likely discontinue its relationship with the Company upon maturity of the current lending arrangement. The Company has no commitment for financing to replace the facility on January 1, 1999.

         As of September 30, 1998, approximately 92% of the trade payables were past due, and, of the amount past due, approximately 38% were greater than 60 days past due. The Company has been using the extensions of vendor payables to create short-term cash flow. The Company's efforts to maximize the short term cash flow of the Company has not seriously jeopardized relationships with trade vendors and has allowed the Company to continue to make payroll. The Company will continue to extend its vendors for the remainder of the year. However, there can be no assurance that the Company's trade vendors will allow such extensions to continue.

         Current liabilities at December 31, 1997 and September 30, 1998 include the guaranteed residuals of maturing capitalized leases, while the corresponding asset values are shown as property and equipment, a long-term asset. The amount of guaranteed residuals is approximately $2.7 million at September 30, 1998.

         Under the restructuring plan discussed above, the Company intended to reduce its current number of tractors and trailers in operation by approximately 75 and 570 units, respectively. This reduction of revenue equipment was to be accomplished though cancellation of existing operating leases, turning in revenue equipment for which the related obligations were expiring and selling equipment, the proceeds of which were to be used to pay off the related equipment obligations. In addition to these fleet reductions, management also reached agreement with many of its revenue equipment vendors/creditors for restructuring debt terms which include payment deferrals, refinancing of the related obligations over extended periods and other modifications. The Company has been successful in restructuring the majority of the debt on the revenue equipment. The restructuring allowed the Company to pay on extended credit terms, extend the maturity date of the debt or sell the equipment with any deficiency to be repaid over time. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

         The Company has taken steps for implementing operational improvements outlined in the restructuring plan, but the difficulty in retaining drivers has caused a further deterioration of the Company's operating results and has mitigated the efforts of the restructuring plan. Management will continue to implement the restructuring plan and focus on hiring and retaining drivers as well as seeking potential buyers for all or part of the Company.

         Although management has undertaken restructuring efforts, there can be no assurance that the Company will be able to effectively implement the restructuring plan as described above. Should the Company be unable to effectively implement the restructuring plan, management may have to make further downsizing and restructuring decisions which could include filing for relief under Federal bankruptcy laws.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On September 15, 1998, the Company and one of its former officers, along with a securities firm and two of its officers, were named in a lawsuit filed by a Company shareholder in the state circuit court of Cook County, Chicago, Illinois. The lawsuit alleges that the defendants made false and misleading statements and failed to disclose material facts which induced the plaintiff to invest in the Company. The complaint also alleges that the Company did not provide certain information to Plaintiff that he was entitled to review. Plaintiff seeks restitution for the amount paid for the Company's shares of common stock, plus interest and attorneys fees. Plaintiff seeks additional monetary damages for the alleged failure of the Company to disclose its records. The Company believes that it has several defenses to this lawsuit. The Company will assert these defenses primarily through the filing of dispositive motions. The Company believes that this lawsuit is without merit and will defend against it vigorously.

         During October 1998, the former owners of Roy Widener Motor Lines, Inc. ("Widener") filed a lawsuit against the Company for nonpayment of the noncompetition agreement liability entered into by Widener and the Company in connection with the Company's purchase of Widener. The suit provides for the Company to provide a summary of and submit payment to Widener for noncompetition amounts owed by the Company. Prior to the filing of this lawsuit by Widener, the Company filed a lawsuit against the former owners of Widener alleging malicious conduct detrimental to the Company. Currently, both of the lawsuits are pending in the Knox County, Tennessee Chancery Court. At September 30, 1998, the Company has a liability of approximately $390,000 recorded for its remaining obligation under the noncompete agreement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company's line of credit contains certain loan covenants, including the following financial covenants in which the Company must maintain: (i) a minimum tangible net worth of $1.0 million at 3/31/98, (ii) a minimum net worth of $4.6 million at 9/30/98, (iii) a debt-to-equity ratio not to exceed 4:1 at 9/30/98, and (iv) maintenance of a $600,000 excess borrowing base at 9/30/98. As of September 30, 1998, the Company was in violation of certain of these financial covenants with respect to its line of credit. The revolving credit lender has indicated its intent that it will most likely discontinue its relationship with the Company upon the maturity of the current lending arrangement.


ITEM 5.  OTHER INFORMATION

         Effective October 1998, the Company's common stock is no longer listed and traded on NASDAQ National Stock Market. The Company's stock is now listed on the Over-the-Counter Bulletin Board Service.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibit No.                   Description


            27                    Financial Data Schedule

                         AMPACE CORPORATION & SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                    December 31, 1997 and September 30, 1998
                                   (Unaudited)



                                                                       December 31,         September 30,
                                                                           1997                 1998
                                                                       ------------          -----------
                                    ASSETS

Current Assets:
     Cash and cash equivalents                                         $    539,165              155,111
     Accounts Receivable, net                                             4,084,210            3,849,432
     Other current assets                                                 1,066,138              503,615
                                                                       ------------          -----------
                Total current assets                                      5,689,513            4,508,158

Property and equipment, net                                              10,146,259           12,830,403

Other assets                                                              2,295,674            1,444,270
                                                                       ------------          -----------
                                                                       $ 18,131,446           18,782,831
                                                                       ============          ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current installments of long-term debt and
        capital lease obligations                                         4,233,820            7,462,645
     Other current liabilities                                            2,558,626            5,302,493
                                                                       ------------          -----------
                Total current liabilities                                 6,792,446           12,765,138

Long-term debt and capital lease obligations
     excluding current installments                                       6,277,118            7,374,422
                                                                       ------------          -----------
                Total liabilities                                        13,069,564           20,139,560
                                                                       ------------          -----------

Stockholders' equity (deficit):
     Common stock, $.0001 par value.  Authorized
        10,000,000 and issued 3,075,000 shares in 1997
        and 3,100,000 shares in 1998                                            308                  310
     Additional paid in capital                                           7,475,874            7,475,872
     Accumulated deficit                                                 (2,371,147)          (8,789,758)
     Treasury stock, 37,287 shares at cost                                  (43,153)             (43,153)
                                                                       ------------          -----------
                Total stockholders' equity (deficit)                      5,061,882           (1,356,729)

Commitments and contingencies                                          $ 18,131,446           18,782,831
                                                                       ============          ===========


See accompanying notes to condensed consolidated financial statements.

                         AMPACE CORPORATION & SUBSIDIARY

                 Condensed Consolidated Statements of Operations

                 Three Months Ended September 30, 1997 and 1998
                                   (Unaudited)



                                                                           1997                 1998
                                                                       ------------          -----------
Operating Revenues                                                     $  9,564,810            9,043,030
                                                                       ------------          -----------

Operating expenses:
     Salaries, wages and employee benefits                                3,516,813            3,809,202
     Purchased transportation                                             1,022,075            1,289,166
     Fuel                                                                 1,374,792            1,075,613
     Depreciation & amortization                                            872,335              978,532
     Rent                                                                   810,509              696,722
     Operating supplies & expenses                                          716,828            1,139,519
     Insurance & claims                                                     236,991              402,109
     Operating taxes & licenses                                             152,846              212,245
     General & administrative expenses                                      381,697              528,955
     Communication & utilities                                              191,597              178,183
     Restructuring charge                                                        --               30,000
                                                                       ------------          -----------
         Total Operating Expenses                                         9,276,483           10,340,246
                                                                       ------------          -----------
         Operating loss                                                     288,327           (1,297,216)
                                                                       ------------          -----------
Interest expense, net                                                       304,691              345,508
                                                                       ------------          -----------
Loss before taxes                                                           (16,364)          (1,642,724)

Income taxes                                                                 (9,237)               3,720
                                                                       ------------          -----------
         Net loss                                                      $     (7,127)          (1,646,444)
                                                                       ============          ===========
Weighted average common shares-basic and diluted                          3,089,304            3,062,713
                                                                       ============          ===========
Loss per share - basic and diluted                                     $       0.00                (0.54)
                                                                       ============          ===========

See accompanying notes to condensed consolidated financial statements.

                         AMPACE CORPORATION & SUBSIDIARY

                 Condensed Consolidated Statements of Operations

                  Nine Months Ended September 30, 1997 and 1998
                                   (Unaudited)



                                                                           1997                 1998
                                                                       ------------          -----------

Operating revenues                                                     $ 22,551,000           30,304,678
                                                                       ------------          -----------

Operating expenses:
     Salaries, wages and employee benefits                                9,109,000           12,451,161
     Purchased transportation                                               723,000            4,730,584
     Fuel                                                                 4,057,000            3,737,796
     Depreciation & amortization                                          3,004,000            3,346,425
     Rent                                                                 1,602,000            2,314,921
     Operating supplies & expenses                                        1,952,000            3,274,068
     Insurance & claims                                                     854,000            1,072,759
     Operating taxes & licenses                                             368,000              584,032
     General & administrative expenses                                      637,000            1,578,224
     Communication & utilities                                              289,000              587,798
     Restructuring charge                                                        --            2,025,250
                                                                       ------------          -----------
         Total operating expenses                                        22,595,000           35,703,018
                                                                       ------------          -----------

         Operating loss                                                     (44,000)          (5,398,340)

Interest expense, net                                                       669,000            1,016,551
                                                                       ------------          -----------
Loss before taxes                                                          (713,000)          (6,414,891)

Income taxes                                                               (263,000)               3,720
                                                                       ------------          -----------
         Net loss                                                      $   (450,000)          (6,418,611)
                                                                       ============          -----------

Weighted average common shares-basic and diluted                          3,096,084            3,062,713
                                                                       ============          ===========

Loss per share - basic and diluted                                     $      (0.15)               (2.10)
                                                                       ============          ===========

See accompanying notes to condensed consolidated financial statements.

                         AMPACE CORPORATION & SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                  Nine Months Ended September 30, 1997 and 1998
                                   (Unaudited)



                                                                           1997                 1998
                                                                       ------------          -----------
Operating activities:
     Net loss                                                              (450,000)          (6,418,611)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
           Depreciation and amortization                                  3,004,000            3,346,425

           Restructuring charges                                                 --            1,163,250
           Changes in operating assets and liabilities:
               Accounts receivable, net                                  (1,813,537)             774,570
               Other current assets                                        (763,300)             837,860
               Other current liabilities                                  1,483,414            1,905,087
                                                                       ------------          -----------
                  Net cash provided by operating activities               1,460,577            1,608,581
                                                                       ------------          -----------


Investing activities:
     Proceeds from disposals of property and equipment                      721,227            1,403,804
     Acquisitions                                                          (485,045)            (226,529)
     Purchases of property and equipment                                   (754,534)          (3,509,538)
                                                                       ------------          -----------
                  Net cash used by investing activities                    (518,352)          (2,332,263)
                                                                       ------------          -----------

Financing activities:
     Proceeds from long-term debt                                         1,826,444            3,253,359
     Purchase of treasury stock                                             (27,681)                  --
     Payment of non-compete obligation                                      (77,000)             (77,000)
     Principal payments on long-term debt and capital leases             (2,537,022)          (2,836,731)
                                                                       ------------          -----------
                  Net cash provided (used) by financing activities         (815,259)             339,628
                                                                       ------------          -----------

Net decrease in cash and cash equivalents                                   126,966             (384,054)

Cash and cash equivalents at beginning of period                            534,629              539,165
                                                                       ------------          -----------
Cash and cash equivalents at end of period                             $    661,595              155,111
                                                                       ============          ===========

Supplementary disclosure of cash flow information:
     Interest paid                                                     $    623,096              711,533
     Income taxes refunded                                                       --             (332,361)
     Accrued interest expense capitalized into debt                              --              178,385
     Equipment acquired under capital lease                                 427,500                   --
     Satisfaction of capital lease and debt through
           return of equipment                                               67,339            1,291,561
                                                                       ============          ===========



See accompanying notes to condensed consolidated financial statements

                         AMPACE CORPORATION & SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

(1) BASIS OF PRESENTATION

     The interim consolidated condensed financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition, results of operations and cash flows for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months and for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes, as filed with the Securities and Exchange Commission as part of the Company's 1997 Form 10-KSB.

     The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a deficit in working capital of approximately $8.3 million and a stockholders' deficit of approximately $1.4 million at September 30, 1998, and is in violation of certain of the financial covenants under its line of credit agreement that expires on January 1, 1999 for which no commitments exist to refinance, all of which raise substantial doubt about the Company's ability to continue as a going concern. See Notes 2 and 5 for further information on these matters and management's plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2) DEBT AND LIQUIDITY

     Long-term debt and capital leases consist of:

                                                                  December 31,       September 30,
                                                                      1997                1998
                                                                  -----------         -----------
         Revolving credit agreement                               $ 2,106,656         $ 2,575,000

         Various equipment notes payable in
             monthly installments of $68,976 at
             8.05% to 8.52%, due through
             February 2002                                          2,622,630           2,402,589

         Note payable in monthly installments of
             $75,931 at 9.44%, due May 2002                                --           2,818,252

         Note payable in monthly installments of
             $21,086 at 9.75% due September 2001                           --             640,097

         Note payable in monthly installments of
             $26,060 at 9.36% due May 2001                                 --             730,901

         Note payable in monthly installments of
             $43,228 at 8.83%, due October 1999                       875,071                  --

         Note payable in monthly installments of
             $22,250 at 9.42%, due June 1999                          304,497             183,142

                         AMPACE CORPORATION & SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)



         Various equipment notes payable in
             monthly installments of $5,249 at
             7.98% to 8.70%, due December 2002                        256,863                  --

         Non-compete payable in annual installments
             of $77,400, interest imputed at 8.25%,
             due March 2000                                           172,989             108,747

         Note payable in monthly installments of
             $2,340 at 1% over prime, due September 1999              152,303             136,725

         Note payable in monthly installments
             of $2,601 at 9.50%, due
             September 2003                                                --             122,255

         Equipment note payable in monthly
             installments of $8,328 at 10.00%,
             due August 2000                                          224,598             166,762

         Acquisition note payable, interest due
             quarterly at 8.00%, due March 2000                       100,000             100,000

         Various equipment leases payable in monthly
             installment of $5,140 to $57,331 at 14.06%,
             due August 2000                                        2,519,831           2,623,293

         Various equipment leases payable in monthly
             installments of $5,777 to $22,539 at 10.00%,
             due through June 2000                                         --           1,517,644

         Various equipment leases payable in monthly
             installments of $2,529 to $7,935 at 9.64%
             to 10.32%, due through June 1999                         817,319             270,279

         Capital lease obligations payable in monthly
             installments of $11,427 at 11.45%, due
             October 2000                                                  --             270,448

         Equipment leases payable in monthly install-
             ments of $2,703 to $4,055 at 6.60%, due
             August 1998                                              138,617             108,364

         Various other debt and capital leases                        219,564              62,569
                                                                  -----------         -----------
                                                                   10,510,938          14,837,067
         Less current maturities                                    4,233,820           7,462,645
                                                                  -----------         -----------
                                                                  $ 6,277,118           7,374,422
                                                                  ===========           =========

                                                                     (Continued)

                        AMPACE CORPORATION AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

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

     In February 1998 the loan covenants under the Company's line of credit were modified to include (1) a minimum tangible net worth of $1,000,000 at 3/31/98 (2) a minimum net worth of $4,600,000 at 9/30/98, (3) a maximum debt to shareholder equity of 4.00:1.00 at 9/30/98, and (4) maintenance of a $600,000 excess borrowing base at 9/30/98. In addition to the above mentioned loan covenant changes, the interest rate on the line of credit increased as of July 31, 1998. As of September 30, 1998, the Company was in violation of the financial covenants under the Company's line of credit, and the Company is not in compliance with the borrowing formula as of September 30, 1998. Subsequent to September 30, 1998, a $200,000 payment was made to pay down the line of credit. In total, the Company has repaid $500,000 of principal on the line of credit since the second quarter of 1998. The Company has also had discussions with its revolving credit lender who has indicated its intent that it will most likely discontinue its relationship with the Company upon maturity of the current lending arrangement. The Company has no commitment for financing to replace the facility on January 1, 1999.

     Management has also discussed with each of its revenue equipment vendors/creditors, for restructuring debt terms which include payment deferrals and/or refinancing of the related obligations over extended periods and other modifications. The Company has been successful in restructuring the majority of the debt on the revenue equipment, allowing the Company to pay on extended credit terms, extend the maturity date of the debt or sell the equipment with any deficiency to be repaid over time. The restructuring generally resulted in higher interest rates, extended payment terms and/or reduced monthly payments. Five long-term debt and capital leases listed above were refinanced and decreased the Company's monthly installments by approximately $31,500, three of the above notes increased their average annual interest rate by 342 basis points, and six of the above notes extended their due dates by an average of 8 months.

     Management of the Company continues to work with its creditors as part of its existing restructuring efforts. Additionally, management is actively seeking a buyer for all of part of the Company's operations. If management is unable to implement its restructuring plan, the Company may seek relief under Federal bankruptcy laws.

(3) EARNINGS PER SHARE

     Basic and diluted loss per share is calculated using the net loss of the Company as the numerator and the weighted-average shares outstanding as the denominator. There is no difference between basic and diluted loss per share since the assumed exercise of common stock options and warrants would be anti-dilutive. At September 30, 1998 and 1997, the number of shares under options and warrants that were outstanding but were not included in the computation of diluted loss per share were 870,250 and 530,250, respectively.

                        AMPACE CORPORATION AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)
(4) CONTINGENCIES

     The Company is the defendant in a claim filed with the United States Equal
        Employment Opportunity Commission ("EEOC") by a former employee of the Company alleging race and disability discrimination. Although no formal judgment has been made, the EEOC has recommended an award against the Company in the amount of $133,000, including both compensatory and punitive damages. The Company denies that it has discriminated against the former employee and intends to vigorously defend this claim in an administrative hearing with the EEOC. Accordingly, no accrual has been established by the Company at September 30, 1998 related to this claim, as in the opinion of management, such contingency is neither probable nor reasonably estimable.

     During October 1998, the former owners of Roy Widener Motor Lines, Inc.
        ("Widener") filed a lawsuit against the Company for nonpayment of the noncompetition agreement liability entered into by Widener and the Company in connection with the Company's purchase of Widener. The suit provides for the Company to provide a summary of and submit payment to Widener for noncompetition amounts owed by the Company. Prior to the filing of this lawsuit by Widener, the Company filed a lawsuit against the former owners of Widener alleging malicious conduct detrimental to the Company. Currently, both of the lawsuits are pending in the Knox County, Tennessee Chancery Court. Management is unable to estimate the ultimate outcome of this litigation. At September 30, 1998, the Company has a liability of approximately $390,000 recorded for its remaining obligation under the noncompete agreement. During the second quarter of 1998 the Company recorded an impairment loss in the amount of approximately $581,000 for the carrying value of this intangible asset. This impairment loss was included in the restructuring charge during the second quarter.

     On September 15, 1998, the Company and one of its former officers, along with a securities firm and two of its officers, were named in a lawsuit filed by a Company shareholder in the state circuit court of Cook County, Chicago, Illinois. The lawsuit alleges that the defendants made false and misleading statements and failed to disclose material facts which induced the plaintiff to invest in the Company. The complaint also alleges that the Company did not provide certain information to plaintiff that he was entitled to review. Plaintiff seeks restitution for the amount paid for the Company's shares of common stock, plus interest and attorneys fees. Plaintiff seeks additional monetary damages for the alleged failure of the Company to disclose its records. The Company believes that it has several defenses to this lawsuit. The Company will assert these defenses primarily through the filing of dispositive motions. The Company believes that this lawsuit is without merit and will defend against it vigorously.

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

     Management is unable to estimate the ultimate outcome or effect, if any, on its financial position, results of operations or liquidity related to the contingencies described or referred to herein.

                        AMPACE CORPORATION AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)
(5)  RESTRUCTURING

     The Company assesses the impairment of long-lived assets, including identifiable intangibles and goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At June 30, 1998, the Company made such an assessment and concluded that an impairment provision was required. Accordingly, during June, the Company began to implement a plan to restructure its management and facilities.

     During June 1998, the Company adopted a restructuring plan with the purpose of downsizing the current fleet and taking the Company forward through the last six months of 1998. In connection therewith, the Company abandoned its previous strategy of acquiring companies to maintain growth and achieve critical mass. The Company instead focused on profit improvement and cash flow management. Under the restructuring plan, the Company intended to reduce its current number of tractors and trailers in operation by approximately 75 and 570 units, respectively. In addition to the reduction of the fleet size, the Company planned to sell the Columbus, Ohio and Orlando, Florida operating locations, and to close the Asheboro, North Carolina facility and combine its Morristown and Knoxville Tennessee office locations. In connection with the restructuring plan implemented by the Company during June of 1998, the Company recorded a charge for restructuring costs in the amount of $1,414,000 which consists of the following items: approximately $582,000 due to the impairment of goodwill associated with certain facilities; approximately $581,000 due to the impairment of a noncompete covenant associated with one of these facilities; approximately $567,000 for estimated losses to be incurred as a result of fleet downsizing and the disposal of certain terminals; approximately $180,000 for severance pay; and approximately $85,000 for other costs to be incurred as a result of the restructuring of the Company.

     Subsequent to the third quarter, management has determined that the restructuring plan, as originally designed, will not result in sufficient operational improvements and cost reductions as anticipated. Accordingly, subsequent to September 30, 1998, management has determined that additional measures are necessary to continue to operate the Company which include scaling back certain locations, making additional employee headcount reductions, and actively seeking a buyer for all or parts of the remainder of the Company. Management has not determined what the impact of the additional restructuring decisions will have on its financial position, results of operations or liquidity. At September 30, 1998 management estimates that approximately $353,000 of costs remain to fully implement the originally designed restructuring plan as indicated below, which should be completed during the fourth quarter. Management will continue to implement the restructuring plan and focus on hiring and retaining drivers as well as seeking potential buyers for all or parts of the Company.

     As part of its restructuring plan, the Company sold its Columbus, Ohio and Orlando, Florida operating locations on September 1, 1998. Net proceeds for the sale of these two locations was approximately $375,000 and resulted in a gain of approximately $95,000. Such gain has been recorded a reduction of depreciation expense during the third quarter.


                                                                     (Continued)

                        AMPACE CORPORATION AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

     Of the original $180,000 amount of severance pay recorded as part of the restructuring charge, approximately $140,000 pertained to six months of severance pay for two executives who were terminated in June 1998. Since these two executives as well as a third executive had employment contracts which required certain payments in the event of change of control of the Company, the Company determined during September 1998 to buy out the employment contracts of these three executives in order to facilitate the sale of the Company should a potential buyer for the Company be found. Accordingly, the Company entered into agreements with each of these three individuals which effectively canceled such previous employment agreements as well as the previous severance agreements for the two executives who were terminated by the board of directors. Collectively, the agreements require the Company to pay these three individuals $445,000, of which $255,000 has been paid as of September 30, 1998. As a result of these agreements, the Company recorded approximately an additional $350,000 as restructuring charges during the quarter ended September 30, 1998. The Company has incurred less costs than originally anticipated in connection with the facility closings and downsizing of its fleet and, accordingly, has adjusted its estimated restructuring costs during the quarter ended September 30, 1998. The following summarizes the approximate changes in the restructuring reserve from June 30, 1998 to September 30, 1998:

                                      Fleet and
                                      facility      Severance      Other
                                     downsizing        pay         costs         Total
                                     ---------       -------       ------      --------
         Balance at June 30          $ 567,000       180,000       85,000       832,000
         Change in estimate           (311,000)      350,000       (9,000)       30,000
         Costs paid                   (108,000)     (340,000)     (61,000)     (509,000)
                                     ---------      --------      -------      --------
         Balance at September 30     $ 148,000       190,000       15,000       353,000
                                     =========      ========      =======      ========

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

     Although management has undertaken restructuring efforts described above, there can be no assurance that the Company will be able to effectively implement the restructuring plan as described above. Should the Company be unable to effectively implement the restructuring plan, management may have to make further restructuring decisions which could include filing for relief under Federal bankruptcy laws.

(1)                                SIGNATURES


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